Form 10QSB
period 1995-09-30
FIRST CHEROKEE BANCSHARES INC
filed 1995-11-08
CIK 841545

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-QSB

(Mark One)
   X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                              OR

   __  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         EXCHANGE ACT

For the transition period from _____________ to ____________

                 Commission file number 0-18488

                FIRST CHEROKEE BANCSHARES, INC.
                -------------------------------
     (Exact name of registrant as specified in its charter)

         GEORGIA                             58-1807887
         -------                             ----------
(State or other jurisdiction of            (IRS Employer
incorporation or organization)             Identification No.)

        6395 EAST ALABAMA ROAD, WOODSTOCK, GEORGIA 30188
        ------------------------------------------------
             (Address of principal executive offices)

                          770-591-9000
                          ------------
                  (Issuer's telephone number)

      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

X Yes     __ No

The number of shares outstanding of registrant's common stock par value $1.00 per share at September 30, 1995 was 501,640 shares.

                First Cherokee Bancshares, Inc.
                Quarterly Report on Form 10-QSB
            For the Quarter Ended September 30, 1995

                             Index
                             -----
                                                                      Page No.
                                                                      --------
Part I.    Financial Information

Item 1.   Consolidated Financial Statements (unaudited)
          Consolidated Balance Sheet at September 30,  1995                3

          Consolidated Statements of Earnings (unaudited)
          for the nine months ended September 30, 1995 and 1994            4

          Consolidated Statements of Earnings (unaudited)
          for the three months ended September 30, 1995 and 1994           5

          Consolidated Statements of Cash Flows (unaudited)
          for the nine months ended September 30, 1995 and 1994            6

          Notes to Consolidated Financial Statements (unaudited)           7

Item 2.   Management's Discussion and Analysis or Plan of Operation        8

Part II.  Other Information

Item 1.   Legal Proceedings                                               12

Item 2.   Changes in Securities                                           12

Item 3.   Defaults Upon Senior Securities                                 12

Item 4.   Submission of Matters to a Vote of Security Holders             12

Item 5.   Other Information                                               12

Item 6.   Exhibits and Reports on Form 8-K                                12

Item 7.   Signatures                                                      13

                     FIRST CHEROKEE BANCSHARES, INC.
                       Consolidated Balance Sheet
                           September 30, 1995
                              (Unaudited)


                      ASSETS
                      ------
Cash & due from banks, including $12,907,826
  bearing interest                                              $15,980,387
Federal funds sold                                                  830,000
                                                                -----------
               Total cash & cash equivalents                     16,810,387
Investment securities available for sale,
  at fair value                                                   3,224,381
Loans, less allowance for loan losses
  of $691,138                                                    54,079,638
Premises and equipment                                            1,986,831
Accrued interest receivable and other assets                      5,726,429
                                                                -----------
               TOTAL ASSETS                                     $81,827,666
                                                                ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
LIABILITIES:
Deposits:
    Interest-bearing deposits                                   $67,678,631
    Noninterest-bearing deposits                                  7,143,026
                                                                -----------
               Total deposits                                    74,821,657
Accrued interest payable and other liabilities                    1,106,840
                                                                -----------
               TOTAL LIABILITIES                                 75,928,497

STOCKHOLDERS' EQUITY:
     Common stock ($1 par value; 10,000,000
      shares authorized, 510,040 shares issued)                     510,040
     Additional paid-in-capital                                   4,516,417
     Retained earnings                                              948,778
     Treasury Stock (8,400 shares acquired
      at cost)                                                      (84,000)
     Unrealized gains on available for
      sale securities, net of tax effect                              7,934
                                                                -----------
               TOTAL STOCKHOLDERS' EQUITY                         5,899,169
                                                                -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $81,827,666
                                                                ===========

               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FIRST CHEROKEE BANCSHARES, INC.
                   Consolidated Statements of Earnings
                               (Unaudited)


                                                                        NINE              NINE
                                                                       MONTHS            MONTHS
                                                                       ENDED             ENDED
                                                                     SEPTEMBER         SEPTEMBER
                                                                      30, 1995          30, 1994
                                                                     ---------         ---------
INTEREST INCOME:
   Interest and fees on loans                                       $4,401,522        $2,672,150
   Interest on investment securities                                   159,463           173,574
   Interest on federal funds sold/overnight funds                      401,958           125,838
                                                                    ----------        ----------
       TOTAL INTEREST INCOME                                         4,962,943         2,971,562

INTEREST EXPENSE ON DEPOSITS                                         2,549,639         1,237,452
                                                                    ----------        ----------
NET INTEREST INCOME                                                  2,413,304         1,734,110
Provision for loan losses                                              255,471            65,000
                                                                    ----------        ----------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                                   2,157,833         1,669,110
OTHER INCOME:
   Mortgage loan origination fees                                       24,287            92,327
   Gain on sale of investment securities                                     0                 0
   Gain on sales of loans                                            1,109,813           900,083
   Service charges on deposit accounts
     and other income                                                  287,609           196,382
                                                                    ----------        ----------
     TOTAL OTHER INCOME                                              1,421,709         1,188,792
OTHER EXPENSE:
   Salaries and employee benefits                                    1,217,061         1,051,928
   Occupancy                                                           370,243           349,226
   Other operating expense                                             732,356           673,986
                                                                    ----------        ----------
     TOTAL OTHER EXPENSE                                             2,319,660         2,075,140

EARNINGS BEFORE INCOME TAXES                                         1,259,882           782,762

INCOME TAXES                                                           437,000           124,036

NET EARNINGS                                                        $  822,882        $  658,726
                                                                    ==========        ==========

EARNINGS PER COMMON SHARE BASED UPON AVERAGE
     OUTSTANDING SHARES OF 501,640 IN 1995 AND 1994:
          NET EARNINGS PER SHARE                                         $1.64             $1.31
                                                                         =====             =====

               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FIRST CHEROKEE BANCSHARES, INC.
                   Consolidated Statements of Earnings
                                (Unaudited)

                                                                       THREE             THREE
                                                                       MONTHS            MONTHS
                                                                       ENDED             ENDED
                                                                     SEPTEMBER         SEPTEMBER
                                                                      30, 1995          30, 1994
                                                                     ---------         ---------
INTEREST INCOME:
   Interest and fees on loans                                       $1,590,384        $1,042,929
   Interest on investment securities                                    52,401            55,584
   Interest on federal funds sold/overnight funds                      183,573            49,675
                                                                    ----------        ----------
       TOTAL INTEREST INCOME                                         1,826,358         1,148,188

INTEREST EXPENSE ON DEPOSITS                                           969,639           470,082
                                                                    ----------        ----------
NET INTEREST INCOME                                                    856,719           678,106
Provision for loan losses                                              107,001            50,000
                                                                    ----------        ----------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                                     749,718           628,106
OTHER INCOME:
   Mortgage loan origination fees                                        9,549            28,982
   Gain on sale of investment securities                                     0                 0
   Gain on sales of loans                                              310,371           221,157
   Service charges on deposit accounts
     and other income                                                   95,879            66,862
                                                                    ----------        ----------
     TOTAL OTHER INCOME                                                415,799           317,001
OTHER EXPENSE:
   Salaries and employee benefits                                      414,482           367,680
   Occupancy                                                           127,803           126,191
   Other operating expense                                             255,638           229,275
                                                                    ----------        ----------
     TOTAL OTHER EXPENSE                                               797,923           723,146

EARNINGS BEFORE INCOME TAXES                                           367,594           221,961

INCOME TAXES                                                           133,000            76,036

NET EARNINGS                                                        $  234,594        $  145,925
                                                                    ==========        ==========

EARNINGS PER COMMON SHARE BASED UPON AVERAGE
     OUTSTANDING SHARES OF 501,640 IN 1995 AND 1994:
          NET EARNINGS PER SHARE                                         $0.47             $0.29
                                                                         =====             =====


               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      FIRST CHEROKEE BANCSHARES, INC.
                   Consolidated Statements of Cash Flows
                               (Unaudited)

                                                                     NINE MONTHS       NINE MONTHS
                                                                       ENDED             ENDED
                                                                    SEPTEMBER 30,     SEPTEMBER 30,
                                                                        1995              1994
                                                                    -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET EARNINGS                                                         $   822,882       $   658,726
ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET CASH
 PROVIDED (USED) IN OPERATING ACTIVITIES:
    Depreciation, amortization and accretion                             139,925           133,856
    Provision for loan losses                                            255,471            65,000
    Securities gains                                                           0                 0
    Change in accrued interest payable and
      other liabilities                                                  384,851           416,748
    Change in accrued interest receivable and
      other assets                                                    (2,012,597)         (897,622)
                                                                     -----------        ----------
        TOTAL ADJUSTMENTS                                             (1,232,350)         (282,018)
                                                                     -----------        ----------
        NET CASH (PROVIDED) USED IN OPERATING ACTIVITIES                (409,468)          376,708

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of investment securities                                         0                 0
    Proceeds from sale of investment securities                                0                 0
    Proceeds from maturities and calls of investment securities
      available for sale                                                 (40,661)          366,371
    Net increase in loans                                             (8,583,828)       (9,356,331)
    Purchases of premises and equipment                                  (50,738)         (200,050)
                                                                     -----------        ----------
        NET CASH USED BY INVESTING ACTIVITIES                         (8,675,227)       (9,190,010)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in deposits                                              17,810,117         6,625,958
                                                                     -----------        ----------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                     17,810,117         6,625,958

NET CHANGE IN CASH AND CASH EQUIVALENTS                                8,725,422        (2,187,344)
BEGINNING CASH AND CASH EQUIVALENTS                                    8,084,965         8,250,359
                                                                     -----------        ----------
ENDING CASH AND CASH EQUIVALENTS                                     $16,810,387        $6,063,015

NONCASH INVESTING ACTIVITIES:
    CHANGE IN UNREALIZED GAIN ON SECURITIES AVAILABLE
    FOR SALE, NET OF TAX EFFECT                                      $    90,668        ($  46,408)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
INTEREST PAID                                                        $ 2,544,891        $ 1,229,177


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    FIRST CHEROKEE BANCSHARES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            September 30, 1995

NOTE (1) - BASIS OF PRESENTATION
--------------------------------

The consolidated financial statements include the accounts of First Cherokee Bancshares, Inc. (the "Company") and its wholly-owned subsidiary, First National Bank of Cherokee (the "Bank"). All significant accounts have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with current year presentation.

The accompanying unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the Company's financial position as of September 30, 1995, and the results of its operations and its cash flows for the nine-month period then ended. All such adjustments are normal and recurring in nature. The financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto and the report of independent accountants included in the Company's 1994 Annual Report on Form 10-KSB.

NOTE (2) - CHANGE IN ACCOUNTING PRINCIPLE
-----------------------------------------

Effective January 1, 1995, the Company changed its method of accounting for impaired loans and adopted Statement of Financial Accounting Standards No. 114 "Accounting for Creditors for Impairment of a Loan" (SFAS No. 114). SFAS 114 requires that impaired loans be measured on the present value of expected future cash flows discounted at the loan's effective interest rate, which is the contractual interest rate adjusted for any deferred loan fee or cost, premium or discount existing at the inception or acquisition of the loan, or at the loan's observable market price, or the fair value of the collateral of the loan if the loan is collateral dependent. The impact of the adoption of SFAS 114 as of January 1, 1995 is not material to the consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995

The following narrative should be read in conjunction with the Company's consolidated financial statements and the notes thereto.

FINANCIAL CONDITION
-------------------

The Company continued to experience substantial growth during the third quarter of 1995. Assets increased approximately $4.1 million during the quarter as compared to $10.7 million during the second quarter of 1995 and $3 million during the third quarter of 1994. The Company also continued to experience excellent earnings. The average yield on earning assets for the first nine months of 1995 increased to 10.39% as compared to 8.84% for the first nine months of 1994. The average cost of funds on interest-bearing deposits also increased for the first three quarters of 1995 to 5.62%, as compared to 4.20% for the first three quarters of 1994. The net interest spread for the first three quarters of 1995 decreased slightly to 4.77% compared to 4.83% for the first three quarters of 1994.

Loans have increased significantly from $40.4 million at September 30, 1994, and $45.8 million at December 31, 1994, to $54.1 million at September 30, 1995 primarily due to increased commercial loan activity. The following table presents major classifications of loans at September 30, 1995:


                                                                   % of
                                                                   Total
                                                     Total         Loan
                                                     Loans       Portfolio
                                                     -----       ---------
       Commercial                                 $ 9,517,813      17.38%
       SBA - unguaranteed                           9,567,092      17.47%
       Real estate - mortgage                      21,657,961      39.54%
       Real estate - construction                   9,610,801      17.55%
       Installment and other consumer               4,417,109       8.06%
                                                  -----------     -------

         Total loans                               54,770,776     100.00%
         Less: Allowance for loan losses             (691,138)
                                                  -----------
         Total net loans                          $54,079,638


Deposits increased steadily during the third quarter of 1995. Total deposits were $48.6 million at September 30, 1994 as compared to $57 million at December 31, 1994 and $74.8 million at September

30, 1995. Actual total deposits at September 30, 1995 were 15% over total deposits projected in the Bank's capital plan at that date. Deposits are expected to stabilize during the fourth quarter of 1995.

A provision of $107,001 was added to the Allowance for Loan and Lease Losses during the third quarter of 1995, bringing total provisions for the year to $255,471. The provisions are attributable to loan growth as well as to increase the ratio of the allowance to total loans. The allowance had a balance of $691,138 at September 30, 1995, representing 1.25% of loans, the target ratio projected in the Bank's capital plan by December 31, 1995. Year to date chargeoffs were $54,565 while recoveries were $29,202, resulting in net chargeoffs of $25,363. Management believes this allowance is adequate to cover possible loan losses. The following table presents the activity in the allowance for loan losses for the first three quarters of 1995. At September 30, 1995, the Bank had no loans that required specific allocations; therefore, the allowance at that date was unallocated.

                                  TABLE 1

                      FIRST CHEROKEE BANCSHARES, INC.
                ANALYSIS OF THE ALLOWANCE  FOR LOAN LOSSES

                Balance, December 31, 1994               $461,030

                Chargeoffs:                               (54,565)

                Recoveries:                                29,202

                Provision for Loan Losses:                255,471
                                                         --------
                 Balance, September 30, 1995             $691,138
                                                         ========


NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS
-------------------------------------------
At September 30, 1995, the Bank had six loans classified as nonaccrual totaling $375,892, all secured by real estate. Each of the nonaccrual loans was ninety days delinquent as of September 30, 1995, except one, which was classified as nonaccrual by management because the collection of interest from the borrower is doubtful. No material loss is anticipated on any of the nonaccrual loans so no specific reserves or writedowns are considered necessary at this time. If interest income on the total nonaccrual loans had been accrued, such income would have approximated $20,545 as of September 30, 1995. Interest income on such loans, recorded only when received, was $5,988 during the third quarter of 1995. As of September 30, 1995, the Bank had three properties classified as Other Real Estate Owned, totaling $892,846. The ratio of loans past due 30 days or more to total loans improved to 1.23% at September 30, 1995 from 2.38% at September 30, 1994. There were no loans past due greater than 90 days that were on accrual status, nor were there any restructured loans, as of September 30, 1995 or September 30, 1994.

LIQUIDITY
---------
The Company's primary sources of funds are increases in deposits, loan repayments, and sales and maturities of investments. Liquidity refers to the ability of the Company to meet its cash flow requirements and fund its commitments. The Company manages the levels, types, and maturities of earning assets in relation to the sources available to fund current and future needs to ensure that adequate funding will be available at all times. The Company monitors its compliance with regulatory liquidity requirements and anticipates funding requirements to be satisfactorily met.

CAPITAL RESOURCES
-----------------
At September 30, 1995, consolidated stockholders' equity was $5,899,169 or 7.21% of total assets compared to $4,888,052 or 9.03% of total assets at September 30, 1994. The Company's common stock had a book value of $11.76 per share at September 30, 1995, compared to $9.74 book value per share at September 30, 1994, based on total outstanding shares of 501,640. At the end of the third quarter of 1995, the Company had approximately 650 stockholders of record.

The Bank and the Company are subject to the capital requirements of the Office of the Comptroller of the Currency (the "OCC") and the Federal Reserve Bank (the "FRB"). The OCC and FRB have adopted final risk-based capital guidelines for all national banks and holding companies, respectively. All national banks are expected to maintain a minimum ratio of total capital (after deductions) to risk-weighted assets of 8% (of which at least 4% must consist of Tier 1 Capital, as defined).

Table 2, on page 11, sets forth information with respect to the Bank's capital ratios at September 30, 1995 and 1994 compared to minimum ratios required by regulation. The Company's capital ratios are similar to those of the Bank and exceed the minimum risk-weighted requirements of the FRB.

                      FIRST CHEROKEE BANCSHARES, INC.
                           CAPITAL CALCULATIONS


TABLE 2
-------


                                                  9/30/95              9/30/94
                                                (Bank Only)          (Bank Only)
                                           -----------------------------------------
                                              Amount                Amount
                                            (in 000's)   Ratio    (in 000's)  Ratio
                                            ---------    -----    ---------   -----
RISK-BASED CAPITAL RATIOS:
 Tier 1 Capital per regulations               $5,286     8.88%      $4,663    10.39%
 Minimum Requirement per
  regulations                                  2,381     4.00%       1,795     4.00%
                                              -------   ------      -------   -----
     Excess                                   $2,905     4.88%      $2,868     6.39%

  Tier 1 and Tier 2 Capital                   $5,977    10.04%      $5,117    11.34%
  Total Capital Minimum Requirement            4,763     8.00%       3,611     8.00%
                                              -------   ------      -------   -----
     Excess                                   $1,214     2.04%      $1,506     3.34%

LEVERAGE RATIOS:

  Tier 1 Capital                              $5,286     6.46%      $4,663     8.61%
   Minimum Requirement per
     regulations                               3,273     4.00%       2,166     4.00%
                                              -------   ------      -------   -----
      Excess                                  $2,013     2.46%      $2,497     4.61%


RESULTS OF OPERATIONS
---------------------
The Company recognized net earnings of $822,882 for the nine months ended September 30, 1995. In comparison, year to date net earnings through September 30, 1994 were $658,726 with a minimal accrual for income taxes. (The Bank became liable for federal income taxes during the second quarter of 1994 since the benefit of federal tax operating loss carryforwards became fully utilized during the first quarter of 1994.) Actual earnings for the first three quarters of 1995 are significantly higher than projected. Net interest income for the first nine months of 1995 was $2,413,304 as compared to $1,734,110 for the first nine months of 1994. The Company's additional earnings have resulted primarily from net income from Small Business Administration ("SBA") operations. During the first quarter of 1995, the Bank began calculating excess service fees on SBA loans using a normal servicing fee of 40 basis points. This change resulted in approximately $60,000, $38,000 and $49,000 additional income, net of taxes, in the first, second and third quarters of 1995, respectively. This change was a direct result of the application of Emerging Issues Task Force Issue No. 94-9 ("EITF 94-9"). The EITF reached a consensus that the normal servicing fee rate for all SBA loans is 40 basis points, effective January 19, 1995. Prior to January 19, 1995, the Bank used 100 basis points as the normal servicing fee rate, which was the industry standard used by most banks. Additionally, profitability from retail operations of the Bank continues to improve. The ratio of operating expenses to average assets has improved from 5.50% for 1994 to 4.24% for the first three quarters of 1995. This improvement is due to increased efficiencies in several areas including legal fees, SEC document preparation, and insurance savings.

PART II - OTHER INFORMATION

      Item 1. Legal Proceedings - None

      Item 2. Changes in Securities - None

      Item 3. Defaults Upon Senior Securities - None

      Item 4. Submission of Matters to a Vote of Security Holders - None

      Item 5. Other Information - None

      Item 6. Exhibits and Reports on Form 8-K - None
              a. Exhibits filed in accordance with Item 601 of Regulation S-B:
                 27 Financial Data Schedules
              b. The Company has not filed any reports on Form 8-K during the three months ended September 30, 1995.

      Item 7. Signatures - attached

                                SIGNATURES

       In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       FIRST CHEROKEE BANCSHARES, INC.
       -------------------------------
       (Registrant)

DATE:  November 8, 1995                       BY: /c/carl c. hames, jr.
                                                  ---------------------
                                                     Carl C. Hames, Jr.
                                              President & CEO/Principal
                                                      Executive Officer

DATE:  November 8, 1995                        BY: /c/kitty a. kendrick
                                                   --------------------
                                                      Kitty A. Kendrick
                                            Principal Financial Officer