Form 10KSB
period 1995-12-31
FIRST CHEROKEE BANCSHARES INC
filed 1996-04-01
CIK 841545

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB




/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

/ /  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995



          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from __________ to __________


                         COMMISSION FILE NUMBER 0-18488

                         FIRST CHEROKEE BANCSHARES, INC.
             (Exact name of Registrant as specified in its Charter)

      GEORGIA                                        58-1807887
(State of Incorporation)                (I.R.S. Employer Identification No.)

                              6395 E. ALABAMA ROAD
                                 P. O. BOX 1238
                            WOODSTOCK, GEORGIA  30188
           (Address of principal executive office, including zip code)

                                 (770) 591-9000
              (Registrant's telephone number, including area code)

        Securities Registered pursuant to Section 12(b) of the Act:  NONE
          Securities Registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, PAR VALUE $1.00

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  YES   X   NO
                       -----    -----


                       [Cover page continued on next page]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     The registrant's revenues for the fiscal year ended December 31, 1995 were $8,514,774.

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant at March 7, 1996, was $3,725,381, based on an estimated market price of $11.00 per share, without adjustment for the Company's 10% stock dividend
declared January 17, 1996 and payable April 1, 1996.   Market price was
estimated based on the most recent sales price of the Common Stock.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of issuer's classes of common equity, as of the last practicable date:

     The number of shares of the Registrant's Common Stock outstanding at March 7, 1996, was 551,804 shares. The number of shares has been adjusted to reflect a 10% stock split declared on January 17, 1996, and payable on April 1, 1996, effected in the form of a dividend.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Shareholders for the year ended December 31, 1995 are incorporated by reference into Parts I and II of this report.

     Portions of the Proxy Statement for the 1996 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant's 1995 fiscal year-end are incorporated by reference into Part III of this report.

     Transitional Small Business Disclosure Format (check one):
                               Yes       No   X
                                  -----     -----

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS.

                               GENERAL INFORMATION

First Cherokee Bancshares, Inc. (the "Company") was incorporated as a Georgia business corporation on July 26, 1988, for the purpose of becoming a bank holding company by acquiring all of the common stock of First National Bank of Cherokee, Woodstock, Georgia (the "Bank"). The Company filed applications to the Board of Governors of the Federal Reserve System (the "Federal Reserve") and the Georgia Department of Banking and Finance (the "Georgia Department") for prior approval to become a bank holding company. The Company received Federal Reserve approval on December 27, 1988, and Georgia Department approval on December 20, 1988. The Company became a bank holding company within the meaning of the federal Bank Holding Company Act of 1956, as amended (the "Federal Bank Holding Company Act") and the Georgia Bank Holding Company Act (the "Georgia Bank Holding Company Act") upon the Company's acquisition of all of the common stock of the Bank on November 27, 1989. The Bank is currently the sole operating subsidiary of the Company.

In 1992, the Bank acquired the deposits, land, building and certain other assets of a branch of United Savings Bank in Smyrna, Georgia (the "Branch"). The property and equipment are located at 1185 North Cobb Parkway, Marietta, Georgia.

The Bank's principal sources of income are interest and fees collected on loans, interest and dividends collected on investments, premiums on the sale of loans, and service fees on deposit accounts. The Bank's principal expenses are interest paid on savings, time, NOW and money market deposits, loan loss provision, employee compensation, office expenses, and other overhead expenses.

The Bank operates under the guidance of a three-year Capital Plan, which is updated annually. The Plan represents management's best estimate of the future financial condition of the Bank given achievable loan and other earning asset production. The current Capital Plan projects the Bank's estimated assets, liabilities, net worth, revenues, and expenses throughout the period ending December 31, 1998. Management uses the Capital Plan as a tool to analyze various operating strategies. Most importantly, the Capital Plan gives management of the Bank and the Board of Directors of the Company a measure of the relative success of their strategies on the Bank's profitability. During 1995, the Bank grew $8 million or 10% more than projected by the Plan. Net earnings after taxes in 1995 were $195,789 or 22% more than projected by the Plan. The updated Plan projects assets of the Bank to reach $90 million by the end of 1996. Net earnings after taxes were conservatively projected to be approximately $941,000, representing a Return on Average Assets of 1.11%.

                                   MARKET AREA

The Company and the Bank conduct business from offices located at 6395 East Alabama Road, P. O. Box 1238, Woodstock, Georgia. The Company is authorized to engage in any activity permitted by law to a corporation, subject to applicable federal regulatory restrictions on the activities of bank holding companies. The Bank conducts a general commercial banking business (accepts deposits from the public and makes loans and other investments) in its primary service area, which has expanded slightly with the addition of the Branch, emphasizing the banking needs of individuals and small-to-medium-sized businesses. The Bank's primary service area is all of Cherokee County, Georgia and the northern parts of Cobb and Fulton Counties.

The Bank emphasizes personalized client service to meet each customer's banking needs. The business nature of the Bank's market area is a local economy oriented toward land development and residential construction. Located approximately 20 miles north of Atlanta, Georgia, the Bank's market area has become a suburban residential community with a growing volume of related retail, commercial and small business development.


                                   COMPETITION

The banking business is highly competitive. The Bank competes with other commercial banks and savings and loan associations in its primary service area. Recent legislation, together with other regulatory changes by the primary regulators of the various financial institutions and competition from unregulated entities, has resulted in the elimination of many traditional distinctions between commercial banks, thrift institutions and other providers of financial services. Consequently, competition among financial institutions of all types is virtually unlimited with respect to legal ability and authority to provide most financial services.

Banks generally compete with other financial institutions through the banking products and services offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and the personal manner in which services are offered. Management anticipates that the Bank will continue to encounter strong competition from most of the financial institutions in the Bank's primary service area. In the conduct of certain areas of its banking business, the Bank also competes with credit unions, consumer finance companies, insurance companies, money market mutual funds and other financial institutions, some of which are not subject to the same degree of regulation and restrictions imposed upon the Bank. Many of these competitors have substantially greater resources and lending limits than the Bank has and offer certain services, such as international banking services and trust services, that the Bank does not provide. Management believes that competitive pricing, a hometown atmosphere and personalized service provide the Bank with a method to compete effectively in the primary service area.

                                    DEPOSITS

The Bank offers a full range of deposit services typically available from financial institutions, including demand, savings and other time deposits ranging from money market accounts to longer term certificates of deposit and individual retirement accounts. The Bank provides its customers with business, personal and overdraft lines of credit. It also provides merchants with Visa and MasterCard acceptance capabilities and customers with Visa and MasterCard credit cards. All deposit accounts are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to the maximum amount currently permitted by law.


                               LENDING ACTIVITIES

The Bank's lending philosophy is to make loans, taking into consideration the interest of its shareholders, safety of the depositors' funds, preservation of Bank liquidity, welfare of the community and adherence to federal regulations. Income from loans will always be the major contributor to the Bank's income. Normal risk is associated with each category of loan offered by the Bank. The economy plays an important part in the risks associated with lending and these risks may be greater at times of economic downturns.

As of the end of 1995, the Bank's loan portfolio consisted of approximately 8% Consumer Loans, 16% Commercial Loans, 23% U.S. Small Business Administration ("SBA") - Unguaranteed portion of Loans, and 53% Commercial and Residential Real Estate and Construction Loans. The Bank's net loan-to-deposit ratio was approximately 71% as of December 31, 1995.

Total net loans as of December 31, 1995 were $54,236,513, with the percentage of 30 days or greater delinquent loans at year end at 1.82%. The percentage of substandard rated loans was 6.77% of total outstanding loans, which represented 63.08% of risk-based capital; no loans were classified as doubtful or loss. As of December 31, 1995, the Bank had nine non-accrual loans which totaled $1,774,778. During 1995, the loan loss provision was $255,471, and charge-offs totaled $64,094; recoveries during 1995 amounted to $33,299. The balance in the loan loss reserve account was $685,706 as of December 31, 1995.

REAL ESTATE LOANS. The Bank makes single-family residential construction loans for one- to four-unit structures. The Bank requires a first lien position on the land associated with the construction projects and offers these loans only to qualified residential building contractors. Loan disbursements require on-site inspections to assure the project is on budget and that the loan proceeds are being used in accordance with the plans, specifications and survey for the construction project and not being diverted to another project. The loan-to-value ratio for such loans is predominately 75% of the lower of the as-built appraised value or project cost, and is a maximum of 80% if the loan is amortized. Loans for construction can present a high degree of risk to the lender, depending on, among other things, whether the builder can sell the home to a buyer, whether the buyer can obtain permanent financing, whether the transaction produces income in the interim, and the nature of changing economic conditions.

The Bank also makes acquisition and development loans to Bank-approved developers for the purpose of developing acreage into single family lots on which houses will be built. Loan disbursements require on-site inspections to assure the project is on budget and that the loan proceeds are being used for the development project and not being diverted to another project. The loan-to-value ratio for such loans does not exceed 75% of the discounted value, as defined in the appraisal report. Loans for acquisition and development can present a high degree of risk to the lender, depending upon, among other things, whether the developer can find builders to buy the lots, whether the builder can obtain financing, whether the transaction produces income in the interim and the nature of changing economic conditions.

Additionally, the Bank offers first mortgage loans on commercial real estate for owner-occupied or investment real estate. Almost all conventional first mortgage loans originated by the Bank have a loan-to- value ratio that does not exceed 85% with a maximum term of 25 years and call provisions every three to five years. Such loans typically carry adjustable interest rates. Risks involved with commercial mortgage lending include, but are not limited to, title defects, fraud, general real estate market deterioration, inaccurate appraisals, violation of banking protection laws, interest rate fluctuations and financial deterioration of borrower.

COMMERCIAL LOANS. Commercial lending is directed principally towards businesses whose demand for funds falls within the Bank's legal lending limits and are existing or potential deposit customers of the

Bank. This category includes loans made to individual, partnership or corporate borrowers and obtained for a variety of purposes. Risks associated with these loans can be significant. Risks include, but are not limited to, fraud, bankruptcy, economic downturn, deteriorated or non-existing collateral and changes in interest rates.

The Bank also makes commercial loans to small businesses with respect to which the SBA generally guarantees repayment of up to 75% of the loan amount, subject to certain other limitations. The Bank may sell the guaranteed portion of these loans to institutional investors in the secondary markets. On such loans, the Bank retains servicing rights and obligations on all the guaranteed portions sold. Risks associated with these loans include, but are not limited to, credit risk, e.g., fraud, bankruptcy, economic downturn, deteriorated or non-existing collateral and changes in interest rates, and operational risk, e.g., failure of the Bank to adhere to SBA funding and servicing requirements in order to secure and maintain the SBA guarantees and servicing rights.

CONSUMER LOANS. The Bank makes consumer loans, consisting primarily of installment loans to individuals for personal, family and household purposes including loans for automobiles and investments. Risks associated with these loans include, but are not limited to, fraud, deteriorated or non-existing collateral, general economic downturn and customer financial problems.

                              INVESTMENT ACTIVITIES

After establishing necessary cash reserves and funding loans, the Bank invests its remaining liquid assets in investments allowed under banking laws and regulations. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, and other taxable securities and in certain obligations of states and municipalities. The Bank also engages in Federal funds transactions with its principal correspondent banks and primarily acts as a net seller of such funds. The sale of Federal funds amounts to a short-term loan from the Bank to another bank. Risks associated with these investments include, but are not limited to, mismanagement in terms of interest rate, maturity and concentration. Traditionally, losses associated with the investment portfolio have been minimal.

                           ASSET/LIABILITY MANAGEMENT

It is the objective of the Bank to manage its assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies. Certain officers of the Bank are charged with the responsibility for developing and monitoring policies and procedures that are designed to insure acceptable composition of the asset/liability mix. It is the overall philosophy of management to support asset growth primarily through growth of core deposits, which include deposits of all categories made by individuals, partnerships and corporations. Management of the Bank seeks to invest the largest portion of the Bank's assets in commercial and real estate related loans. The Bank's asset/liability mix is monitored on a timely basis with a report reflecting interest-sensitive assets and interest-sensitive liabilities being prepared and presented to the Bank's Board of Directors on a monthly basis. The objective of this policy is to manage interest-sensitive assets and liabilities so as to minimize the impact of substantial movements and interest rates on the Bank's earnings. See "Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Interest Rate Sensitivity."

                                    EMPLOYEES

At December 31, 1995, the Bank employed 43 full-time employees and 3 part-time employees. Certain executive officers of the Bank also serve as the officers of the Company. The Company does not have compensated employees. Neither the Company nor the Bank is a party to a collective bargaining agreement, and, in the opinion of management, the Bank enjoys satisfactory relations with its employees.

                 SELECTED STATISTICAL INFORMATION OF THE COMPANY

The following statistical information is provided for the Company for the years ended December 31, 1995 and December 31, 1994. This data should be read in conjunction with the information presented under the heading "Item 6 - Management's Discussion and Analysis of Financial Condition" and "Item 7 - Financial Statements" appearing elsewhere in this Report and incorporated herein by reference.

              DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS'
                EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

AVERAGE BALANCES AND NET INCOME ANALYSIS

Table 1 below presents average balances of the Company on a consolidated basis and the interest earned and paid thereon during the years ended December 31, 1995 and 1994.

                              TABLE 1

                                                             1995                                         1994
                                           ---------------------------------------------------------------------------------------
                                                           INTEREST        AVERAGE                      INTEREST       AVERAGE
                                             AVERAGE        INCOME/         YIELD/        AVERAGE        INCOME/        YIELD/
                                             BALANCE        EXPENSE          COST         BALANCE        EXPENSE         COST
                                           ------------   ------------   ------------   ------------   ------------   ------------
ASSETS
Interest-Earning Assets
  Loan Portfolio (1) . . . . . . . . . .   $ 51,902,061   $  6,265,591         12.07%   $ 36,629,503   $  4,086,103         11.16%
  Investment Securities (2). . . . . . .      3,027,979        195,914          6.47%      3,337,176        218,075          6.53%
  Federal Funds Sold, Interest-Bearing
    Deposits and Other Investments . . .     10,391,629        611,841          5.89%      4,840,851        216,437          4.47%
                                           ------------   ------------   ------------   ------------   ------------   ------------
      Total Interest-Earning Assets. . .     65,321,669   $  7,073,346         10.83%     44,807,530   $  4,520,615         10.09%
Non-Earning Assets . . . . . . . . . . .      9,435,517                                    6,534,266
                                           ------------                                 ------------
      Total Average Assets . . . . . . .   $ 74,757,186                                 $ 51,341,796
                                           ------------                                 ------------
                                           ------------                                 ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-Bearing Liabilities
  NOW Accounts . . . . . . . . . . . . .   $  4,090,159   $    115,034          2.81%   $  4,373,965   $    110,842          2.53%
  Money Market Accounts. . . . . . . . .      6,056,074        226,210          3.74%      4,879,697        174,708          3.58%
  Savings. . . . . . . . . . . . . . . .      2,467,441         72,729          2.95%      2,759,672         76,049          2.75%
  Time, $100,000 and Over. . . . . . . .     12,463,685        798,922          6.41%      7,312,843        308,661          4.22%
  Other Time . . . . . . . . . . . . . .     36,500,465      2,309,792          6.33%     22,020,737      1,131,358          5.14%
                                           ------------   ------------   ------------   ------------   ------------   ------------
      Total Interest-Bearing Liabilities     61,577,824   $  3,522,687          5.72%     41,346,914   $  1,801,618          4.35%
Non Interest-Bearing Demand
  Deposits . . . . . . . . . . . . . . .      6,420,676                                    4,676,307
Other Liabilities. . . . . . . . . . . .      1,126,140                                      608,935
                                           ------------                                 ------------
      Total Liabilities. . . . . . . . .     69,124,640                                   46,632,156
Stockholders' Equity . . . . . . . . . .      5,632,546                                    4,709,640
                                           ------------                                 ------------
Total Average Liabilities and
  Stockholders' Equity . . . . . . . . .   $ 74,757,186                                 $ 51,341,796
                                           ------------                                 ------------
                                           ------------                                 ------------

Net Earnings Assets. . . . . . . . . . .   $  3,743,845                                 $  3,460,616
Net Yield on Interest
  Earning Assets . . . . . . . . . . . .          5.43%                                        6.06%
Net Interest Rate Spread . . . . . . . .          5.11%                                        5.74%
Net Interest Margin. . . . . . . . . . .   $  3,550,659                                 $  2,718,997


(1) When computing yields on interest earning assets, non-accruing loans are included in average loan balances. Additionally, loan fees of $350,011 and $350,908 are included in interest income for the periods ending
     December 31, 1995 and 1994, respectively.
(2)  All investment securities are taxable.

RATE AND VOLUME ANALYSIS

Table 2 below reflects the changes in net interest income resulting from changes in interest rates and from asset and liability volume. Federally tax-exempt interest is presented on a taxable-equivalent basis assuming a 34% Federal tax rate. The change in interest attributable to rate has been determined by applying the change in rate between years to average balances outstanding in the later year. The change in interest due to volume has been determined by applying the rate from the earlier year to the change in average balances outstanding between years. As a result, changes that are not solely due to volume have been consistently attributed to rate.


                                         TABLE 2


                                                    YEAR ENDED DECEMBER 31,                       YEAR ENDED DECEMBER 31,
                                                         1995 VS. 1994                                 1994 VS. 1993
                                             --------------------------------------      ---------------------------------------
                                              INCREASE           CHANGES DUE TO           INCREASE             CHANGES DUE TO
                                             (DECREASE)        RATE          VOLUME      (DECREASE)         RATE          VOLUME
                                             ----------        ----          ------      ----------         ----          ------

Increase (decrease) in:
Income from earning assets:
    Interest and fees on loans               $2,179,488       $475,071     $1,704,417     $1,210,636       $294,328       $916,308
    Interest on investment
       securities                               (22,161)       (20,344)        (1,817)      (149,681)        15,076       (164,757)
Interest on Federal funds sold,
       interest-bearing deposits,
       and other investments                    395,404        147,284        248,120         90,282         91,682         (1,400)
                                             ----------       --------     ----------     ----------       --------       --------
           Total interest income             $2,552,731       $602,011     $1,950,720     $1,151,237       $401,086       $750,151
                                             ----------       --------     ----------     ----------       --------       --------

Expense from interest-bearing liabilities:
    Interest on now accounts                     $4,192        $11,372        $(7,180)       $(4,875)        $7,985       $(12,860)
    Interest on money market accounts            51,502          9,388         42,114         46,637         23,986         22,651
    Interest on savings accounts                 (3,320)         4,716         (8,036)        (4,779)       (12,092)         7,313
    Interest on time deposits,
       $100,000 and over                        490,261        272,895        217,366         70,700        (35,168)       105,868
    Interest on other time deposits           1,178,434        434,176        744,258        247,687         57,763        189,924
                                             ----------       --------     ----------     ----------       --------       --------
           Total interest expense            $1,721,069      $ 732,547       $988,522       $355,370        $42,474       $312,896
                                             ----------       --------     ----------     ----------       --------       --------

           Net interest income                $ 831,662      $(130,536)      $962,198       $795,867       $358,612       $437,255
                                              ---------      ---------       --------       --------       --------       --------
                                              ---------      ---------       --------       --------       --------       --------

                                 LOAN PORTFOLIO

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

Table 3 below presents the maturity date distribution of the loans at December 31, 1995.


                                     TABLE 3

                             AS OF DECEMBER 31, 1995
                                 (IN THOUSANDS)

- ----------------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------------
                                               ONE YEAR             >1 YEAR
                                                OR LESS          TO FIVE YEARS                     > 5 YEARS
                                                -------          -------------                     ---------

                                                                Fixed     Adjustable            Fixed    Adjustable
                                                                 Rate           Rate             Rate          Rate         TOTAL
                                                                 ----           ----             ----          ----         -----

Commercial                                       $3,802         $2,471         $2,225              0           $146         $8,644

Real Estate-
Construction                                      9,570              0              0              0              0          9,570

All Other
Loans                                             8,010          6,601          7,496            455         14,146         36,708
                                                  -----          -----          -----            ---         ------         ------

Total                                           $21,382         $9,072         $9,721           $455        $14,292        $54,922
- ----------------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------------

TYPES OF LOANS

Table 4 below presents the loan portfolio stratified by type and the corresponding percentage of total loans as of December 31, 1995 and 1994.

                                     TABLE 4

                                                       1995                                        1994
                                          -------------------------------------------------------------------------
                                          -------------------------------------------------------------------------

                                                              % OF TOTAL                                  % OF TOTAL
                                               TOTAL            LOAN                        TOTAL            LOAN
                                               LOANS          PORTFOLIO                     LOANS          PORTFOLIO
                                               -----          ---------                     -----          ---------

Real Estate                               $   9,570,279         17.43%                   $11,791,651         25.35%
Construction

Real Estate Mortgage                         19,311,092         35.16%                    18,476,621         39.72%

SBA -- Unguaranteed                          12,923,486         23.53%                     5,938,750         12.77%

Commercial                                    8,644,335         15.74%                     6,537,937         14.05%

Consumer                                      4,473,027          8.14%                     3,774,520          8.11%
                                              ---------          -----                     ---------          -----

  Total Loans                                54,922,219        100.00%                   $46,519,479        100.00%
                                          -------------------------------------------------------------------------
                                          -------------------------------------------------------------------------

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

Effective January 1, 1995, the Bank accounts for impaired loans in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure." The adoption of these standards did not have a material effect on the consolidated financial statements. For a further description of SFAS 114 and SFAS 118, see Footnote 1 in the financial section of the Registrant's 1995 Annual Report to Shareholders which is incorporated herein by reference.

A loan is placed on nonaccrual status when it has become 90 days delinquent, unless such loan is adequately capitalized and in the process of collection. Additionally, a loan may be placed on nonaccrual status before it becomes 90 days delinquent if management determines, after considering economic and business conditions and collection efforts, that the collection of interest from the borrower is doubtful. Interest previously accrued but not collected is reversed against current period interest income when such loans are placed on nonaccrual status. Interest on loans that are classified as nonaccrual is recognized when received. In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the original contractual agreement.

As of December 31, 1995 the Bank had nine borrowers on nonaccrual status in the amount of $1,774,778 or 3.23% of total loans. Three borrowers account for $1,567,562 or 88% of total nonaccrual loans. The largest nonaccrual loan, in the amount of $736,685, is collaterized by commercial real estate and a convenience store valued at $875,000. The current owner of the property is in bankruptcy and has filed a plan to bring the note current and continue with the payments as set forth in the note. The second largest nonaccrual loan, with a balance of $535,926, is collaterized by property valued at $676,350. Management anticipates full recovery of all principal and interest established by the original loan agreement. The third borrower has three speculative construction loans classified as nonaccrual totaling $294,951 with collateral supporting the loans valued at $517,000. These loans are expected to be resolved during the first quarter of 1996 with no loss to the Bank. In addition, no loss is anticipated on the resolution of the other six borrowers classified as nonaccrual. Had the loans been current in accordance with their original terms, the gross interest that would have been recorded as of December 31, 1995 is approximately $95,000. The amount of interest income on these loans that was included in net earnings for the year ended December 31, 1995 was approximately $18,000.

Two loans, totaling $20,310, were past due greater than 90 days and still accruing interest at December 31, 1995. One loan was pending renewal at that date, has since been renewed, and is now current. The borrower on the other loan had declared bankruptcy as of December 31, 1995, but management had not received the bankruptcy plan at that date. Since December 31, 1995, the borrower has met the terms of the bankruptcy plan.

As of December 31, 1994, two loans were classified as nonaccrual totaling $504,403 or 1.09% of total loans. There were no loans past due greater than 90 days that were on accrual status as of December 31, 1994. Loans past due greater than 30 days but less than 90 days amounted to $992,619, or 1.82%, of total loans at the end of 1995 and $899,661, or 1.95%, of total loans at the end of 1994. There were no restructured loans as of December 31, 1995 or December 31, 1994.

The Bank had four properties classified as Other Real Estate Owned totaling $1,020,861 as of December 31, 1995. The largest of these properties has a balance of $500,050, an appraised value of $621,000, and consists of 92 acres of land in Cherokee County. As of March 25, 1996, a contract was under negotiation to sell the land with no loss to the Bank. No material loss is anticipated on the resolution of the other properties.

As of December 31, 1995, the Bank had repossessed eight vehicles with a fair value totaling $57,214. No material loss is anticipated on the sale of these vehicles.


ALLOWANCE FOR LOAN LOSSES

The adequacy of the allowance for loan losses is continuously reviewed based on management's evaluation of current risk characteristics of the loan portfolio as well as the impact of prevailing and expected economic conditions. Management has monitored the loan portfolio and the loan underwriting process and considers the allowance for loan losses adequate to provide for credit risk inherent in the loan portfolio.

Management reviews all loans in the portfolio to identify potential loan problems. Loans are evaluated on an individual basis, and after considering the financial strength of the borrower, appraisals and other estimates of collateral value, specific reserves are provided where appropriate. Additionally, general reserves are provided for all other loans not identified as potential problem loans to provide for risk of loss inherent in the remaining loan portfolio. Changing economic conditions affecting the Company's market or borrowers may result in changes to management's periodic estimates, appraisals, and evaluation of loans and the allowance for loan losses. For additional information regarding this topic, see "Item 6 - Management's Discussion and Analysis of Financial Condition - Allowance for Loan Losses," which is incorporated by reference to the section of the same heading in the Company's 1995 Annual Report to Shareholders.

Table 5 below presents the activity in the allowance for loan losses for each of the periods ended December 31, 1995 and 1994. The allowance for loan losses as of December 31, 1995 and 1994 is allocated as indicated in Table 6 below. With respect to the information presented in Table 6, the Bank provides specific allocations as a precautionary measure if it is anticipated that a particular loan may deteriorate or on a group of loans that have a significant risk level or have suffered a notable level of losses in the past. As a matter of policy, potential problem loans are individually reviewed to determine the appropriate level of specific reserve, if any. At December 31, 1995, the Bank had no loans that required specific allocations.

                                     TABLE 5

                                                                    1995           1994
                                                                    ----           ----
Balance at the Beginning of Year . . . . . . . . . . . . . .       $461,030       $348,084
Charge-offs:
   Real Estate Construction. . . . . . . . . . . . . . . . .              0              0
   Real Estate Mortgage. . . . . . . . . . . . . . . . . . .              0              0
   SBA - Unguaranteed. . . . . . . . . . . . . . . . . . . .              0         20,674
   Commercial. . . . . . . . . . . . . . . . . . . . . . . .         31,008          9,821
   Consumer. . . . . . . . . . . . . . . . . . . . . . . . .         33,086          8,723
                                                                 ----------     ----------
Total Charge-Offs. . . . . . . . . . . . . . . . . . . . . .         64,094         39,218
Recoveries:
   Real Estate Construction. . . . . . . . . . . . . . . . .              0              0
   Real Estate Mortgage. . . . . . . . . . . . . . . . . . .         15,236         69,811
   SBA - Unguaranteed. . . . . . . . . . . . . . . . . . . .              0         12,979
   Commercial. . . . . . . . . . . . . . . . . . . . . . . .         11,497            874
   Consumer. . . . . . . . . . . . . . . . . . . . . . . . .          6,566          3,500
                                                                 ----------     ----------
Total Recoveries . . . . . . . . . . . . . . . . . . . . . .         33,299         87,164
   Net Recoveries. . . . . . . . . . . . . . . . . . . . . .         30,795        (47,949)
Provision for Loan Losses. . . . . . . . . . . . . . . . . .        255,471         65,000
                                                                 ----------     ----------
Balance at the End of Year . . . . . . . . . . . . . . . . .       $685,706       $461,030
                                                                 ----------     ----------
                                                                 ----------     ----------
Percentage of Allowance for Loan Loss to Loans
   Outstanding as of Year End. . . . . . . . . . . . . . . .          1.25%          1.00%
Ratio of Net Charge-offs (Recoveries) to Average
   Loans Outstanding During the Year . . . . . . . . . . . .          0.06%          (.13%)
                                                                 ----------     ----------
                                                                 ----------     ----------




                                     TABLE 6

                                                                          1995                                         1994
                                                       ------------------------------------------------------------------------
                                                                          % OF          % LOAN                         % OF
                                                                          LOSS         OF TOTAL                        LOSS
                                                           AMOUNT       ALLOCATED        LOANS        AMOUNT         ALLOCATED
                                                         --------      ----------        -------      ---------      ----------
Real Estate Construction. . . . . . . . . . . . . .              0          0.00%         17.43%      $       0          0.00%
Real Estate Mortgage . . . . . . . . . . . . . . .              0          0.00%         35.16%              0          0.00%
SBA - Unguaranteed . . . . . . . . . . . . . . . .              0          0.00%         23.53%              0          0.00%
Commercial . . . . . . . . . . . . . . . . . . . .              0          0.00%         15.74%              0          0.00%
Consumer . . . . . . . . . . . . . . . . . . . . .              0          0.00%          8.14%              0          0.00%
                                                                                        -------
Unallocated. . . . . . . . . . . . . . . . . . . .        685,706        100.00%                       461,030        100.00%
                                                         --------        -------                     ---------        -------
  Total Allowance for Loan Losses. . . . . . . . .        685,706        100.00%        100.00%      $ 461,030        100.00%
                                                         --------        -------        -------      ---------        -------
                                                         --------        -------        -------      ---------        -------

                               INVESTMENT PORTFOLIO

Table 7 below sets forth the fair value of investment securities at December 31, 1995 and 1994.


                                    TABLE 7
                                                       1995          1994
                              ================================================
U.S. Government Agencies                             $495,409     $2,402,343

Mortgage-backed Securities                            489,174        706,370
                                                     --------     ----------

Total Investment Securities                          $984,583     $3,108,713
                              ================================================



The fair value at December 31, 1995 includes a $10,517 market value increase for net unrealized gains while the fair value at December 31, 1994 includes a $125,355 market value reduction for net unrealized losses in the investment portfolio as required by Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities". For a further description of SFAS 115 and the impact on the Bank, see Footnote 1 in the financial section of the Registrant's 1995 Annual Report to Shareholders which is incorporated herein by reference. Table 8 below presents the maturities, weighted average yields and total carrying value of the Bank's investments as of December 31, 1995.

                                    TABLE 8

                            =====================================================================================================
                                                          AFTER             AFTER
                                                         ONE YEAR         FIVE YEARS
                                   ONE YEAR OR           THROUGH            THROUGH              AFTER
                                       LESS             FIVE YEARS         TEN YEARS           TEN YEARS           TOTAL
                                       ----             ----------         ---------           ---------           -----
                                           WEIGHTED           WEIGHTED           WEIGHTED           WEIGHTED           WEIGHTED
                                            AVERAGE            AVERAGE            AVERAGE            AVERAGE            AVERAGE
                                   AMOUNT    YIELD    AMOUNT    YIELD    AMOUNT    YIELD    AMOUNT    YIELD    AMOUNT    YIELD
                                   ------    -----    ------    -----    ------    -----    ------    -----    ------    -----
U.S.
Government
Agencies                         $495,409    5.33%        $0    0.00%        $0     0.00%       $0    0.00%  $495,409    5.33%
Mortgage-
backed
Securities                        186,476    7.00%   200,499    7.50%    35,409     8.00%   66,790    9.50%   489,174    7.62%
                                 --------    -----   -------    -----    ------     -----   ------    -----   -------    -----
Total
Investment
Securities                       $681,885    5.79%  $200,499    7.50%   $35,409     8.00%  $66,790    9.50%  $984,583    6.47%
                            =====================================================================================================


                                        DEPOSITS

Table 9 below presents the average amounts of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits, and time deposits, for the periods indicated.


                                         TABLE 9

                                                          Year Ended December 31,
                                         -----------------------------------------------------------
                                                    1995                             1994
                                                    ----                             ----
                                                         Weighted                          Weighted
                                                          Average                           Average
                                            Amount          Rate              Amount          Rate
                                            ------          ----              ------          ----
Non Interest-bearing demand deposits     $ 6,420,676         N/A           $ 4,676,307         N/A
Interest-bearing demand deposits          10,146,233        3.36%            9,253,662        3.09%
Savings deposits                           2,467,441        2.95%            2,759,672        2.75%
Time deposits                             48,964,150        6.35%           29,333,580        4.91%
                                         -----------                       -----------

     Total Deposits                      $67,998,500                       $46,023,221
                                         ===========                       ===========


The amounts of time certificates of deposit issued in amounts greater than or equal to $100,000 or more as of December 31, 1995, are shown below by category, which is based on time remaining until maturity of (a) three months or less, (b) over three through six months, (c) over six through twelve months, and (d) over twelve months.


                                               (Dollars in
                                                Thousands)
                                               -----------
         Three months or less                    $ 1,597
         Over three through six months             2,296
         Over six through twelve months            5,718
         Over twelve months                        3,945
                                                 -------
             Total                               $13,556
                                                 =======


For a further description of the average amount of and the average rate paid on various deposit categories which are in excess of 10% of average total deposits, see "Item 6 - Management's Discussion and Analysis of Financial Condition -Deposits," which is incorporated by reference to the section of the same heading in the Company's 1995 Annual Report to Shareholders.

                        RETURN ON ASSETS AND EQUITY

Table 10 below illustrates return on assets (net earnings divided by average total assets), return on equity (net earnings divided by average stockholders' equity) and stockholders' equity to assets ratio (average stockholders' equity divided by average total assets) for the periods ended December 31, 1995 and 1994. The Company did not pay cash dividends to shareholders during 1995 and 1994.

                                 TABLE 10


                                         1995        1994
                                   =============================
Return on Assets                          1.44%       1.54%
Return on Equity                         19.13%      16.82%
Stockholders' Equity to Assets            7.53%       9.17%
                                   =============================


                           SUPERVISION AND REGULATION

Bank holding companies and banks are extensively regulated under both Federal and state law. The following is a brief summary of certain statutes and rules and regulations affecting the Company and the Bank. This summary is qualified in its entirety by reference to the particular statute and regulatory provision referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of the Company and the Bank. Supervision, regulation and examination of the Company and the Bank by the bank regulatory agencies are intended primarily for the protection of depositors rather than shareholders of the Company.

                         BANK HOLDING COMPANY REGULATION

The Company is a registered holding company under the Bank Holding Company Act of 1956, as amended (the "Federal Bank Holding Company Act"), and the Georgia Bank Holding Company Act (the "Georgia Bank Holding Company Act") and is regulated under such acts by the Board of Governors of the Federal Reserve System (the "Federal Reserve") and by the Georgia Department of Banking and Finance (the "Georgia Department"), respectively.

As a bank holding company, the Company is required to file annual reports with the Federal Reserve and the Georgia Department and such additional information as the applicable regulator may require pursuant to the Federal and Georgia Bank Holding Company Acts. The Federal Reserve and the Georgia Department may also conduct examinations of the Company to determine whether the institution is in compliance with both Bank Holding Company Acts and the regulations promulgated thereunder.

The Federal Bank Holding Company Act also requires every bank holding company to obtain prior approval from the Federal Reserve before acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank which is not already majority owned or controlled by that bank holding company. Acquisitions of any additional banks would also require prior approval from the Georgia Department.

On September 29, 1994, the President of the United States signed the "Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994" (the "Interstate Branching Act"). The Interstate Branching Act amends Federal law to permit bank holding companies to acquire existing banks in any state effective September 29, 1995, subject to certain deposit - percentage, aging requirements and other restrictions. In addition, the Interstate Branching Act provides that any interstate bank holding company is permitted to merge its various bank subsidiaries into a single bank with interstate branches effective June 1, 1997. By adopting legislation prior to that date, a state has the authority either to "opt in" and accelerate the date after which interstate branching is permissible or to "opt out" and prohibit interstate branching altogether.

In response to the Interstate Branching Act, the Georgia legislature adopted the "Georgia Interstate Banking Act," effective July 1, 1995, which provides that (1) interstate acquisitions by institutions located in Georgia will be permitted in states which also allow national interstate acquisitions, and
(2) interstate acquisitions of institutions located in Georgia will be permitted by institutions located in states which also allow national interstate acquisitions; provided, however, that if the board of directors of a Georgia bank or bank holding company adopts a resolution to except such bank or bank holding company from being acquired pursuant to the provisions of the Georgia Interstate Banking Act and properly files a certified copy of such resolution with the Georgia Department, such bank or bank holding company may not be acquired by an institution located outside of the State of Georgia.

Additionally, in February 1996, the Georgia legislature adopted the "Georgia Interstate Branching Act," which when signed by the Governor, will permit Georgia-based banks and bank holding companies owning or acquiring banks outside of Georgia and all non-Georgia banks and bank holding companies owning or acquiring banks in Georgia the right to merge any lawfully acquired bank into an interstate branch network. The Georgia Interstate Branching Act also allows banks to establish de novo branch banks on a limited basis beginning July 1, 1996. Beginning July 1, 1998, the number of de novo bank branches which may be established will no longer be limited.

In addition to having the right to acquire ownership or control of other banks, the Company is authorized to acquire ownership or control of nonbanking companies, provided the activities of such companies are so closely related to banking or managing or controlling banks that the Federal Reserve considers such activities to be proper to the operation and control of banks. Regulation Y, promulgated by the Federal Reserve, sets forth those activities which are regarded as closely related to banking or managing or controlling banks and, thus, are permissible activities for bank holding companies, subject to approval by the Federal Reserve in individual cases.

Federal Reserve policy requires a bank holding company to act as a source of financial strength and to take measures to preserve and protect bank subsidiaries in situations where additional investments in a troubled bank may not be warranted. Under these provisions, a bank holding company may be required to loan money to its subsidiaries in the form of capital notes or other instruments which qualify for capital under regulatory rules. Any loans by the holding company to such subsidiary banks are likely to be unsecured and subordinated to such bank's depositors and perhaps to its other creditors.

The Company is also subject to various federal securities laws, including the Securities Act of 1933 (the "1933 Act") and the Securities Exchange Act of 1934 (the "1934 Act"). The 1933 Act regulates the distribution or public offering of securities, while the 1934 Act regulates trading in securities that are already issued and outstanding. Both Acts provide civil and criminal penalties for misrepresentations and omissions in connection with the sale of securities, and the 1934 Act also prohibits market manipulation and insider trading. Pursuant to the 1934 Act, the Company files annual, quarterly and current reports with the Securities and Exchange Commission.
In addition, the Company and its directors, executive officers and 5% shareholders are subject to certain additional reporting requirements, including requirements governing the submission of proxy statements and reports of beneficial ownership of the Company's securities.

                              BANK REGULATION

As a national banking association, the Bank is supervised, regulated and regularly examined by the Office of the Comptroller of the Currency (the "OCC"). The Bank also is a member of the Federal Deposit Insurance Corporation (the "FDIC") and, as such, deposits in the Bank are insured by the FDIC. The operation of the Bank is subject to state and Federal statutes applicable to national banks and the regulations of the OCC, the Federal Reserve and the FDIC. Such statutes and regulations relate to required reserves, investments, loans, mergers and consolidations, issuances of securities, payment of dividends, establishment of branches and other aspects of the Bank's operations.

Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Bank Holding Company Act on any extension of credit to the bank holding company or any of its subsidiaries, on investment in the stock or other securities of the bank holding company or its subsidiaries, and on the taking of such stock or securities as collateral for loans to any borrower. In addition, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit or provision of any property or services.

The prior approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank's net profits, as defined, for that year combined with its retained net profits for the preceding two calendar years, less any required transfers to surplus or a fund for the retirement of any preferred stock.

The Bank is also subject to the provisions of the Community Reinvestment Act of 1977, which requires the OCC, in connection with its regular examination of a bank, to assess the Bank's record in meeting the credit needs of the communities served by the Bank, including low- and moderate-income neighborhoods.

                              CAPITAL REQUIREMENTS

GENERAL

Regulatory agencies measure capital adequacy within a framework that makes capital requirements sensitive to the risk profile of the individual banking institutions. The guidelines define capital as either Tier 1 capital (primarily shareholders equity) or Tier 2 capital (certain debt instruments and a portion of the reserve for loan losses). There are two measures of capital adequacy for bank holding companies and their subsidiary banks: the Tier 1 leverage ratio and the risk-based capital requirements. Bank holding companies and their subsidiary banks must maintain a minimum Tier 1 leverage ratio of 4%. In addition, Tier 1 capital must equal 4% of risk-weighted assets, and total capital (Tier 1 plus Tier 2) must equal 8% of risk-weighted assets. These are minimum requirements, however, and institutions experiencing internal growth or making acquisitions, as well as institutions with supervisory or operational weaknesses, will be expected to maintain capital positions well above these minimum levels.

At December 31, 1995, the Bank had a Tier 1 leverage ratio of 6.62%, a Tier 1 risk-based ratio of 9.26%, and a Total risk-based ratio of 10.42%.

PROMPT CORRECTIVE ACTION

The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDIC Act") imposes a regulatory matrix which requires the Federal banking agencies to take prompt corrective action to deal with depository institutions that fail to meet their minimum capital requirements or are otherwise in a troubled condition. The prompt corrective action provisions require undercapitalized institutions to become subject to an increasingly stringent array of restrictions, requirements and prohibitions, as their capital levels deteriorate and supervisory problems mount. Should these corrective measures prove unsuccessful in recapitalizing the institution and correcting its problems, the FDIC Act mandates that the institution be placed in receivership.

Pursuant to regulations promulgated under the FDIC Act, the corrective actions that the banking agencies either must or may take are tied primarily to an institution's capital levels. In accordance with the framework adopted by the FDIC Act, the banking agencies have developed a classification system, pursuant to which all banks and thrifts will be placed into one of five categories: well-capitalized institutions, adequately capitalized institutions, undercapitalized institutions, significantly undercapitalized institutions and critically undercapitalized institutions. The capital thresholds established for each of the categories are as follows:


=====================================================================================================================
                                                   RISK-BASED            TIER 1 RISK-
  CAPITAL CATEGORY          TIER 1 CAPITAL          CAPITAL             BASED CAPITAL                 OTHER
- ---------------------------------------------------------------------------------------------------------------------
Well-Capitalized           5% or more             10% or more             6% or more             Not subject to a
                                                                                                 capital directive
- ---------------------------------------------------------------------------------------------------------------------
Adequately Capitalized     4% or more             8% or more              4% or more                  ---
- ---------------------------------------------------------------------------------------------------------------------
Undercapitalized           less than 4%           less than 8%            less than 4%                ---
- ---------------------------------------------------------------------------------------------------------------------
Significantly              less than 3%           less than 6%            less than 3%                ---
Undercapitalized
- ---------------------------------------------------------------------------------------------------------------------
Critically                 2% or less                 ---                      ---                    ---
Undercapitalized           tangible equity
=====================================================================================================================


The undercapitalized, significantly undercapitalized and critically undercapitalized categories overlap; therefore, a critically undercapitalized institution would also be an undercapitalized institution and a significantly undercapitalized institution. This overlap ensures that the remedies and restrictions prescribed for undercapitalized institutions will also apply to institutions in the lowest two categories.

The down-grading of an institution's category is automatic in two situations:
(1) whenever an otherwise well-capitalized institution is subject to any written capital order or directive, and (2) where an undercapitalized institution fails to submit or implement a capital restoration plan or has its plan disapproved. The Federal banking agencies may treat institutions in the well-capitalized, adequately capitalized and undercapitalized categories as if they were in the next lower capital level based on safety and soundness considerations relating to factors other than capital levels.

All insured institutions regardless of their level of capitalization are prohibited by the FDIC Act from paying any dividend or making any other kind of capital distribution or paying any management fee to any controlling person if following the payment or distribution the institution would be undercapitalized. While the prompt corrective action provisions of the FDIC Act contain no requirements or restrictions aimed specifically at adequately capitalized institutions, other provisions of the FDIC Act and the agencies' regulations relating to deposit insurance assessments, brokered deposits and interbank liabilities treat adequately capitalized institutions less favorably than those that are well-capitalized.

At December 31, 1995, the Company and the Bank had the requisite capital levels to qualify as well-capitalized.

The FDIC has adopted or currently proposes to adopt other rules pursuant to the FDIC Act that include: (1) real estate lending standards for banks, which would provide guidelines concerning loan-to-value ratios for various types of real estate loans; (2) revision to the risk-based capital rules to account for interest rate risk, concentration of credit risk and the risks proposed by "non-traditional activities"; (3) rules requiring depository institutions to develop and implement internal procedures to evaluate and control credit and settlement exposure to their correspondent banks; (4) a rule restricting the ability of depository institutions that are not well capitalized from accepting brokered deposits; (5) rules addressing various "safety and soundness" issues, including operations and managerial standards for asset quality, earnings and stock valuations, and compensation standards for the officers, directors, employees and principal shareholders of the depository institutions; (6) rules mandating enhanced financial reporting and audit requirements; and

(7) rules restricting the ability of a state bank, or a subsidiary thereof, to engage as principal in activities not permissible for a national bank or make any investment not permissible for a national bank.

                          FDIC INSURANCE ASSESSMENTS

In July 1993, the FDIC adopted a new risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The new system, which went into effect on January 1, 1994, and replaced a transitional system that the FDIC had used for the 1993 calendar year, assigns an institution to one of three capital categories: (1) well-capitalized; (2) adequately capitalized; and (3) undercapitalized.
These three categories are substantially similar to the prompt corrective action categories described above, with the undercapitalized category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned. Under the final risk-based assessment system, as well as the prior transitional system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates for members of both the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") for the first half of 1995, as they had during 1994, ranged from 23 basis points (0.23% of deposits) for an institution in the highest category (i.e., "well capitalized" and "healthy") to 31 basis points (0.31% of deposits) for an institution in the lowest category (i.e., "undercapitalized" and "substantial supervisory concern"). These rates were established for both funds to achieve a designated ratio of reserves to insured deposits (i.e., 1.25%) within a specified period of time.

Once the designated ratio for the BIF was reached, which appears to have occurred some time during May 1995, the FDIC was authorized to reduce the minimum assessment rate below 23 basis points and to set future assessment rates at such levels that would maintain a fund's reserve ratio at the designated level. In August 1995, the FDIC adopted final regulations reducing the assessment rates for BIF-member banks. Under the revised schedule, BIF-member banks, starting with the second half of 1995, will now pay assessments ranging from 4 basis points to 31 basis points, with an average assessment rate of 4.5 basis points. Refunds, with interest, were paid for assessments for the month(s) after the month in which the designated reserve ratio for the BIF was reached, as well as for the quarterly payment made on September 30, 1995, assuming that the designated reserve ratio was achieved prior to June 30, 1995. At the same time, the FDIC elected to retain the existing assessment rate of 23 to 31 basis points for SAIF members for the foreseeable future given the undercapitalized nature of that insurance fund. More recently, on November 14, 1995, the FDIC announced that, beginning in 1996, it would further reduce the deposit insurance premiums for 92% of all BIF members that are in the highest capital and supervisory categories to $2,000 per year, regardless of deposit size.

On July 28, 1995, the FDIC, the Treasury Department, and the OTS released statements outlining a proposed plan to recapitalize the SAIF, certain features of which were subsequently agreed upon by members of the Banking Committees of the U.S. House of Representatives and the Senate on November 7, 1995 in negotiations to reconcile differences in bills on the issue that had been introduced or partially adopted by each body. Under the agreement, all SAIF-member institutions would pay a special assessment to the SAIF of approximately 80 basis points, the amount that would enable the SAIF to attain its designated reserve ratio of 1.25%. The special assessment would be payable on January 1, 1996, based on the amount of deposits held as of March 31, 1995. BIF-insured institutions holding SAIF-assessed deposits would receive a 20% reduction in the assessment rate and would pay a one-time assessment of 64 basis points. The agreement also provides that the assessment base for the bonds issued in the late 1980s by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation would be expanded to include deposits of both BIF- and SAIF-insured institutions, with BIF members paying approximately 75% of the interest on such obligations. The committee members further agreed that the BIF and SAIF should be merged on January 1, 1998, with such merger being conditioned upon the prior elimination of the thrift charter. At this time, the Company is not able to predict if the recapitalization will take place, the timing or exact amount of any SAIF special assessment that might be required. As of December 31, 1995, the Bank held no SAIF-assessed deposits.

Under the Federal Deposit Insurance Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

                                     CRA

On April 19, 1995, the Federal bank regulatory agencies adopted revisions to the regulations promulgated pursuant to the Community Reinvestment Act (the "CRA"), which are intended to set distinct assessment standards for financial institutions. The revised regulation contains three evaluation tests: (1) a lending test which will compare the institutions's market share of loans in low-and moderate-income areas to its market share of loans in its entire service area and the percentage of a bank's outstanding loans to low- and moderate-income areas or individuals, (2) a services test which will evaluate the provision of services that promote the availability of credit to low- and moderate-income areas, and (3) an investment test, which will evaluate an institution's record of investments in organizations designed to foster community development, small- and minority-owned businesses and affordable housing lending, including state and local government housing or revenue bonds. The regulation is designed to reduce the paperwork requirements of the current regulations and provide regulators, institutions and community groups with a more objective and predictable manner with which to evaluate the CRA performance of financial institutions. The rule became effective on January 1, 1996, at which time evaluation under streamlined procedures began for institutions with assets of less than $250 million that are owned by a holding company with total assets of less than $1 billion.

                                FAIR LENDING

Congress and various Federal agencies (including, in addition to the bank regulatory agencies, the Department of Housing and Urban Development, the Federal Trade Commission and the Department of Justice) (collectively the "Federal Agencies") responsible for implementing the nation's fair lending laws have been increasingly concerned that prospective home buyers and other borrowers are experiencing discrimination in their efforts to obtain loans. In recent years, the Department of Justice has filed suit against financial institutions which it determined had discriminated, seeking fines and restitution for borrowers who allegedly suffered from discriminatory practices. Most, if not all, of these suits have been settled (some for substantial sums) without a full adjudication on the merits.

On March 8, 1994, the Federal Agencies, in an effort to clarify what constitutes lending discrimination and to specify the factors the agencies will consider in determining if lending discrimination exits, announced a joint policy statement detailing specific discriminatory practices prohibited under the Equal Credit Opportunity Act and the Fair Housing Act. In the policy statement, three methods of proving lending discrimination were identified: (1) overt evidence of discrimination, when a lender blatantly discriminates on a prohibited basis, (2) evidence of disparate treatment, when a lender treats applicants differently based on a prohibited factor even where there is no showing that the treatment was motivated by prejudice or a conscious intention to discriminate against a person, and (3) evidence of disparate impact, when a lender applies a practice uniformly to all applicants, but the practice has a discriminatory effect, even where such practices are neutral on their face and are applied equally, unless the practice can be justified on the basis of business necessity.

                              FUTURE REQUIREMENTS

Statutes and regulations are regularly introduced which contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. It cannot be predicted whether or what form any proposed statute or regulation will be adopted or the extent to which the business of the Company and the Bank may be affected by such statute or regulation.

                                MONETARY POLICY

The earnings of the Company are affected by domestic and foreign economic conditions, particularly by the monetary and fiscal policies of the United States government and its agencies.

The Federal Reserve has had, and will continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to mitigate recessionary and inflationary pressures by regulating the national money supply. The techniques used by the Federal Reserve include setting the reserve requirements of member banks and establishing the discount rate on member bank borrowings. The Federal Reserve also conducts open market transactions in United States government securities.




ITEM 2.  DESCRIPTION OF PROPERTY

The operations of the Company and the Bank's main office operations are conducted from a facility located north of the intersection of Interstate 575 and East Alabama Road (U.S. Highway 92), Woodstock, Georgia.

The main office building was completed in November, 1990. The building consists of three floors with a total of 16,000 square feet and is fully occupied. Previously unoccupied space of 4,000 square feet was finished during 1994 at a cost of approximately $100,000. Management believes that the expansion space available over the drive-in facility will be sufficient for the expected growth over the next five-year period.

The original cost of construction of the main office building was approximately $1,310,000. The cost of furnishing this building, including teller facilities, vault door, safe deposit boxes and other necessary furniture, fixtures and equipment was originally $350,000. An elevator was installed during 1995 at a cost of approximately $53,000. The net book values of the building and equipment as of December 31, 1995, were $1,267,226 and $198,569 respectively.

The main office building has two fully equipped drive-in lanes. The drive-in teller station is inside the building and serves four outside lanes.

The main office building is located on leased property owned by a member of the Board of Directors of the Company and the Bank. The ground lease was submitted as a part of the Bank's charter application, and was approved by the OCC, the Bank's primary federal supervisory authority. The initial term of the lease is for twenty years with four five-year extension periods. Monthly rentals were $3,856 per month through September 1993, $4,214 during the fourth year, and will increase 3% per year thereafter. The lease also provides a purchase option that may be exercised periodically at five-year intervals during the period from 1999 to 2029. The Bank paid $55,123 in total rentals under the ground lease during 1995. Management believes the lease agreement is fair and in the best interest of the Company.

The Branch land and the building, which was originally constructed in 1974, were purchased in 1992. The building is a one-story block building with a total of 2,400 square feet which is fully occupied by Branch operations. The site is considered typical of branch banks constructed in the early 1970s and is located in a semi-urban area. Extensive remodeling was done to the interior and exterior of the building in 1993. The net book values of the land, building, and equipment as of December 31, 1995 were $185,201, $296,768 and $71,783, respectively.

Management believes all properties owned or leased by the Bank or the Company are adequately covered by insurance. Neither the Bank nor the Company invests in real estate, interests in real estate, securities of or interests in persons primarily engaged in real estate activities. As part of its business, the Bank regularly makes construction loans for residential real estate properties. The Bank occasionally originates residential mortgage loans. See "Part I - Item 1 -Description of Business - Lending Activities."

ITEM 3.  LEGAL PROCEEDINGS.

Neither the Company nor the Bank is a party to any pending legal proceedings, other than routine litigation incidental to the Bank's business, which management believes would not have a material effect upon the operations or financial condition of the Company or the Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                      PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The response to this item is incorporated herein by reference to information appearing under the heading "Market Price and Dividend Information" in the Registrant's 1995 Annual Report to Shareholders.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

The response to this item is incorporated herein by reference to information appearing under the heading "Management's Discussion and Analysis" in the Registrant's 1995 Annual Report to Shareholders.

ITEM 7.  FINANCIAL STATEMENTS.

The following report and statements are included in the financial section of the Registrant's 1995 Annual Report to Shareholders and are incorporated herein by reference:

     (i)     Report of Evans, Porter, Bryan & Co.

    (ii)    Consolidated Balance Sheets as of December 31, 1995 and 1994.

   (iii) Consolidated Statements of Earnings for Years Ended December 31, 1995 and 1994.

    (iv) Consolidated Statements of Stockholders' Equity for Years Ended December 31, 1995 and 1994.

     (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 1995 and 1994.

    (vi)   Notes to Consolidated Financial Statements.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                     PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The response to this item is included in the information set forth under the captions "Election of Directors" and "Principal Shareholders" in the Proxy Statement to be used in connection with the Company's 1996 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 10.  EXECUTIVE COMPENSATION.

The response to this item is included in the information contained under the caption "Director and Executive Compensation" in the Proxy Statement to be used in connection with the Company's 1996 Annual Meeting of Shareholders' and is incorporated herein by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The response to this item is included in the information contained under the caption "Principal Shareholders" in the Proxy Statement to be used in connection with the Company's 1996 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The response to this item is included in the information contained under the caption "Certain Relationships and Related Transactions" in the Proxy Statement to be used in connection with the Company's 1996 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K.

      (A) EXHIBITS

      Exhibit
      Number       Description
      ------       -----------

      3.1(1)       Articles of Incorporation
      3.2(2)       Bylaws, as amended through March 29, 1994
      10.1(3)(4)   Employment Agreement (Carl Hames) dated May 11, 1995
      10.2(1)      Form of Organizers' Stock Warrant Agreement
      10.3(1)      Agreement for Lease/Purchase of Real Property for Bank
                   Premises
      10.4(1)      Form of Escrow Agreement
      10.5(1)(3)   Form of Key Employee Stock Option Plan
      13.1         Annual Report to Shareholders for the fiscal year ended
                   December 31, 1995.  Only those portions of the 1995 Annual
                   Report to Shareholders that are specifically incorporated by reference into this report on Form 10-KSB shall be deemed filed as an exhibit hereto. The consolidated financial statements, notes thereto and the independent certified public accountants' report thereon that are incorporated by reference in Item 7 hereof are included as part of
                   Exhibit 13.1.

      21           Subsidiary of First Cherokee Bancshares, Inc.
      24           Power of attorney (see signature page to this Annual
                   Report on Form 10-KSB).
      27           Financial Data Schedule
      99           Registrant's Proxy Statement for the 1996 Annual Meeting
                   of Shareholders to be held April 17, 1996. Only those portions of the Proxy Statement that are specifically incorporated by reference into this report on Form 10-KSB shall be deemed filed with the Commission.

________________________

      (1) Incorporated herein by reference to Exhibit of the same number in the Company's Registration Statement No. 33-25075-A.

      (2) Incorporated herein by reference to Exhibit of the same number in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994.

      (3) The indicated exhibits are management contracts or compensatory plans or arrangements required to be filed or incorporated by reference herein.

      (4) Incorporated herein by reference to Exhibit of the same number in the Company's Form 10QSB for the period ended June 30, 1995.

(B)  REPORTS ON FORM 8-K

None.

                                 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CHEROKEE BANCSHARES, INC.


By:  /S/ Carl C. Hames, Jr.                  Date:  March 29, 1996
     ----------------------------------
     Carl C. Hames, Jr., President



                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the signature page to this Report constitutes and appoints Carl C. Hames, Jr. and Thomas D. Hopkins, Jr., and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits hereto, and other documents in connection herewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


   SIGNATURE                         TITLE                    DATE
   ---------                         -----                    ----
/S/ Alan D. Bobo                    Director               March 29, 1996
- -----------------------------
Alan D. Bobo

/S/ Elwin K. Bobo                   Director               March 29, 1996
- -----------------------------
Elwin K. Bobo

/S/ Michael A. Edwards              Director               March 29, 1996
- -----------------------------
Michael A. Edwards

/S/ Stanley Fitts                   Director               March 29, 1996
- -----------------------------
Stanley Fitts

/S/ Russell L. Flynn                Director               March 29, 1996
- -----------------------------
Russell L. Flynn

/S/ Carl C. Hames, Jr.              President, Principal,  March 29, 1996
- -----------------------------       Executive Officer
Carl C. Hames, Jr.                  and Director

/S/ C. Garry Haygood                Director               March 29, 1996
- -----------------------------
C. Garry Haygood

/S/ Thomas D. Hopkins, Jr.          Director and           March 29, 1996
- -----------------------------       Secretary
Thomas D. Hopkins, Jr.


/S/ Bobby R. Hubbard                Director               March 29, 1996
- -----------------------------
Bobby R. Hubbard

/S/ Dennis W. Lord                  Director               March 29, 1996
- -----------------------------
Dennis W. Lord

/S/ Larry R. Lusk                   Director               March 29, 1996
- -----------------------------
Larry R. Lusk

/S/ Dr. Stuart R. Tasman            Director               March 29, 1996
- -----------------------------
Dr. Stuart R. Tasman

/S/ Kitty A. Kendrick               Principal,             March 29, 1996
- -----------------------------       Accounting,
Kitty A. Kendrick                   and Financial Officer


                                    EXHIBIT INDEX


Exhibit                                                                  Page
Number             Description                                          Number
- ------             -----------                                          ------
3.1(1)        Articles of Incorporation .................................. N/A
3.2(2)        Bylaws, as amended through March 29, 1994 .................. N/A
10.1(3)(4)    Employment Agreement (Carl Hames) dated May 11,
              1995 ....................................................... N/A
10.2(1)       Form of Organizers' Stock Warrant Agreement ................ N/A
10.3(1)       Agreement for Lease/Purchase of Real Property for
              Bank Premises .............................................. N/A
10.4(1)       Form of Escrow Agreement ................................... N/A
10.5(1)(3)    Form of Key Employee Stock Option Plan ..................... N/A
13.1          Annual Report to Shareholders for the fiscal year ended
              December 31, 1995.  Only those portions of the 1995
              Annual Report to Shareholders that are specifically
              incorporated by reference into this report on Form
              10-KSB shall be deemed filed as an exhibit hereto.  The
              consolidated financial statements, notes thereto and the
              independent certified public accountants' report thereon
              that are incorporated by reference in Item 7 hereof are
              included as part of Exhibit 13.1 ........................... ___
21            Subsidiary of First Cherokee Bancshares, Inc. .............. ___
24            Power of attorney (See signature page to this Annual
              Report on Form 10-KSB) ..................................... ___
27            Financial Data Schedule
99            Registrant's Proxy Statement for the 1996 Annual
              Meeting of Shareholders to be held April 17, 1996.
              Only those portions of the Proxy Statement that are
              specifically incorporated by reference into this report on
              Form 10-KSB shall be deemed filed with the
              Commission. ................................................ ___

___________________

(1) Incorporated herein by reference to Exhibit of the same number in the Company's Registration Statement No. 33-25075-A.

(2) Incorporated herein by reference to Exhibit of the same number in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994.

(3) The indicated exhibits are management contracts or compensatory plans or arrangements required to be filed or incorporated by reference herein.

(4) Incorporated herein by reference to Exhibit of the same number in the Company's Form 10QSB for the period ended June 30, 1995.