Form 10QSB
period 1996-03-31
FIRST CHEROKEE BANCSHARES INC
filed 1996-05-15
CIK 841545

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
           X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           -             SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended March 31, 1996

                                       OR

      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
    -                             EXCHANGE ACT

   For the transition period from                 to
                                 -----------------   -----------------

                         Commission file number 0-18488

                         FIRST CHEROKEE BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

                         GEORGIA                         58-1807887
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

X Yes      No
- --      --

The number of shares outstanding of registrant's common stock par value $1.00 per share at March 31, 1996 was 551,804 shares.

                         First Cherokee Bancshares, Inc.
                         Quarterly Report on Form 10-QSB
                      For the Quarter Ended March 31, 1996

                                      Index
                                      -----
                                                                        Page No.
                                                                        --------
Part I.   Financial Information

Item 1.   Consolidated Financial Statements (unaudited)
          Consolidated Balance Sheet at March 31,  1996                     2

          Consolidated Statements of Earnings (unaudited)
          for the three months ended March 31, 1996 and 1995                3

          Consolidated Statements of Cash Flows (unaudited)
          for the three months ended  March 31, 1996 and 1995               4

          Notes to Consolidated Financial Statements (unaudited)            5

Item 2.   Management's Discussion and Analysis or Plan of  Operation        6

Part II.  Other Information

Item 1.   Legal Proceedings                                                10

Item 2.   Changes in Securities                                            10

Item 3.   Defaults Upon Senior Securities                                  10

Item 4.   Submission of Matters to a Vote of  Security Holders             10

Item 5.   Other Information                                                10

Item 6.   Exhibits and Reports on Form 8-K                                 10

Item 7.   Signatures                                                       11

                         FIRST CHEROKEE BANCSHARES, INC.
                           Consolidated Balance Sheet
                                 March 31, 1996
                                   (Unaudited)

                               ASSETS
Cash & due from banks, including $16,117,333
 bearing interest                                          $21,456,661
Federal funds sold                                             500,000
                                                           -----------
          Total cash & cash equivalents                     21,956,661
Investment securities available for sale,
 at fair value                                               2,073,915
Loans, less allowance for loan losses
 of $649,637                                                51,742,067
Premises and equipment                                       2,046,852
Accrued interest receivable and other assets                 5,678,967
                                                           -----------
          TOTAL ASSETS                                     $83,498,462
                                                           -----------
                                                           -----------

                 LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
  Interest-bearing deposits                                $68,354,551
  Noninterest-bearing deposits                               8,233,575
                                                           -----------
          Total deposits                                    76,588,126
Accrued interest payable and other liabilities                 580,449
                                                           -----------
          TOTAL LIABILITIES                                 77,168,575

STOCKHOLDERS' EQUITY:
  Common stock ($1 par value; 10,000,000
   shares authorized, 561,044 shares issued)                   561,044
  Additional paid-in-capital                                 5,026,457
  Retained earnings                                            820,817
  Treasury Stock (9,240 shares acquired
   at cost)                                                    (84,000)
  Unrealized gains on available for
   sale securities, net of tax effect                            5,569
                                                           -----------
     TOTAL STOCKHOLDERS' EQUITY                              6,329,887
                                                           -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $83,498,462
                                                           -----------
                                                           -----------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         FIRST CHEROKEE BANCSHARES, INC.
                       Consolidated Statements of Earnings
                                   (Unaudited)

                                                           THREE MONTHS   THREE MONTHS
                                                               ENDED         ENDED
                                                             MARCH 31,     MARCH 31,
INTEREST INCOME:                                               1996          1995
                                                           ------------   ------------
  Interest and fees on loans                                $1,441,280     $1,359,472
  Interest on investment securities                             21,541         54,102
  Interest on federal funds sold/overnight funds               186,939         75,622
                                                           ------------   ------------
     TOTAL INTEREST INCOME                                   1,649,760      1,489,196

INTEREST EXPENSE ON DEPOSITS                                   961,950        688,785
                                                           ------------   ------------
NET INTEREST INCOME                                            687,810        800,411
Provision for loan losses                                       39,997         93,334
                                                           ------------   ------------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                              647,813        707,077
OTHER INCOME:
  Gain on sale of investment securities                              0              0
  Gain on sales of loans                                       411,253        487,214
  Service charges on deposit accounts
     and other income                                          132,678        100,211
                                                           ------------   ------------
     TOTAL OTHER INCOME                                        543,931        587,425
OTHER EXPENSE:
  Salaries and employee benefits                               491,356        409,829
  Occupancy                                                    135,170        120,183
  Other operating expense                                      277,719        237,501
                                                           ------------   ------------
     TOTAL OTHER EXPENSE                                       904,245        767,513

EARNINGS BEFORE INCOME TAXES                                   287,499        526,989

INCOME TAXES                                                   109,000        180,000

NET EARNINGS                                                  $178,499       $346,989
                                                           ------------   ------------
                                                           ------------   ------------

NET EARNINGS PER SHARE (NOTE 2):
  PRIMARY                                                       $ 0.31          $0.63
                                                           ------------   ------------
                                                           ------------   ------------
  FULLY DILUTED                                                  $0.30          $0.63
                                                           ------------   ------------
                                                           ------------   ------------
WEIGHTED AVERAGE NUMBER OF SHARES AND EQUIVALENTS:
  PRIMARY                                                      662,324        551,804
                                                           ------------   ------------
                                                           ------------   ------------
  FULLY DILUTED                                                662,324        551,804
                                                           ------------   ------------
                                                           ------------   ------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    FIRST CHEROKEE BANCSHARES, INC.
                 Consolidated Statements of Cash Flows
                             (Unaudited)

                                                           THREE MONTHS   THREE MONTHS
                                                               ENDED         ENDED
                                                             MARCH 31,     MARCH 31,
                                                               1996          1995
                                                           ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET EARNINGS                                                  $178,499       $346,989
ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET CASH
  PROVIDED (USED) IN OPERATING ACTIVITIES:
     Depreciation, amortization and accretion                   34,355         45,781
     Provision for loan losses                                  39,997         93,334
     Securities gains                                                0              0
     Change in accrued interest payable and
      other liabilities                                         (2,077)       287,536
     Change in accrued interest receivable and
      other assets                                            (568,746)      (874,662)
                                                           ------------   ------------
        TOTAL ADJUSTMENTS                                     (496,471)      (448,011)
                                                           ------------   ------------
        NET CASH USED IN OPERATING ACTIVITIES                 (317,972)      (101,022)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investment securities                                 0              0
  Proceeds from sale of investment securities                        0              0
  Proceeds from maturities and calls of investment
   securities available for sale                              (487,878)      (127,546)
  Net (increase) decrease in loans                           2,454,449     (4,478,835)
  Purchases of premises and equipment                          (63,623)       (29,209)
                                                           ------------   ------------
     NET CASH USED BY INVESTING ACTIVITIES                   1,902,948     (4,635,590)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in deposits                                         467,125      3,648,617
                                                           ------------   ------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                 467,125      3,648,617

NET CHANGE IN CASH AND CASH EQUIVALENTS                      2,052,101     (1,087,995)
BEGINNING CASH AND CASH EQUIVALENTS                         19,904,560      8,084,965
                                                           ------------   ------------
ENDING CASH AND CASH EQUIVALENTS                           $21,956,661     $6,996,970

NONCASH INVESTING ACTIVITIES:
  CHANGE IN UNREALIZED GAIN ON SECURITIES AVAILABLE
  FOR SALE, NET OF TAX EFFECT                                   $1,372        $64,795

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  INTEREST PAID                                               $864,635       $685,323
  INCOME TAXES PAID                                                 $0       $300,000


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         FIRST CHEROKEE BANCSHARES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 1996

NOTE (1) - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of First Cherokee Bancshares, Inc. (the "Company") and its wholly-owned subsidiary, First National Bank of Cherokee (the "Bank"). All significant accounts have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with current year presentation.

The accompanying unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the Company's financial position as of March 31, 1996, and the results of its operations and its cash flows for the three-month period then ended. All such adjustments are normal and recurring in nature. The financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto and the report of independent accountants included in the Company's 1995 Annual Report on Form 10-KSB.

NOTE (2) - NET EARNINGS PER SHARE

Net earnings per share are based on the weighted average number of shares outstanding during each year including consideration of stock options and stock warrants, which represent common stock equivalents. It is assumed that all dilutive common stock equivalents are exercised at the beginning of the year and that the proceeds are used to purchase shares of the Company's common stock. The average market price during each period is used to compute equivalent shares assumed to be acquired for primary earnings per share, whereas period end prices are used for fully diluted per share amounts. The resulting difference in the calculation of primary and fully diluted earnings per share is due to the application of the modified treasury stock method, which is applied in instances in which dilutive common stock equivalents exceed 20% of the outstanding common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1996

The following narrative should be read in conjunction with the Company's consolidated financial statements and the notes thereto.

FINANCIAL CONDITION

Assets of the Company decreased for the first time in several years during the first quarter of 1996 as compared to an increase of $4.3 million during the first quarter of 1995. Assets and deposits had increased substantially (approximately $4 million) towards the end of December 1995. This was due to the increase in balances of a few commercial accounts which returned to normal balances during January 1996.

The Company also continued to experience good earnings. The average yield on earning assets for the first three months of 1996 decreased to 9.62% as compared to 10.57% for the first three months of 1995. The decrease was due to a higher level of nonperforming loans in 1996 than 1995 as well as lower interest rates. Many of the Bank's loan products are tied to the prime interest rate which was lower in the first quarter of 1996 than 1995. The average cost of funds on interest-bearing deposits increased for the first quarter of 1996 to 5.91%, as compared to 5.23% for the first quarter of 1995, primarily as a result of competition in the Bank's immediate market area. Consequently, the net interest spread for the first quarter of 1996 decreased to 3.71% compared to 5.34% for the first quarter of 1995.

Loans increased from $50.1 million at March 31, 1995 to $54.2 million at December 31, 1995, but decreased to $51.7 million at March 31, 1996. The decrease in the first quarter was primarily as a result of loan officer's spending time resolving existing loan problems rather than producing new loans. Management anticipates loan production will increase during the second quarter of 1996 and for the remainder of the year. The following table presents major classifications of loans at March 31, 1996:


                                                                 % of
                                                                Total
                                               Total             Loan
                                               Loans           Portfolio
                                            -----------        ---------
  Commercial                                $10,006,789         19.10%
  SBA - unguaranteed                         10,526,020         20.09%
  Real estate - mortgage                     20,403,146         38.94%
  Real estate - construction                  7,025,436         13.41%
  Installment and other consumer              4,430,313          8.46%
                                            -----------        ---------
    Total loans                              52,391,704        100.00%
    Less: Allowance for loan losses            (649,637)
                                            -----------
    Total net loans                         $51,742,067

As mentioned previously, deposits increased dramatically during December 1995 and remained relatively stable during the first quarter of 1996. Total deposits were $76.6 million at March 31, 1996 compared to $76.1 million at December 31, 1995 and $60.7 million at March 31, 1995. While deposits are expected to increase during the remainder of 1996 to approximately $82 million at December 31, 1996, no assurance can be given that this increase will take place.

A provision of $39,997 was added to the Allowance for Loan and Lease Losses during the first quarter of 1996. The provisions are primarily attributable to the increased level of nonperforming loans at March 31, 1996 compared to March 31, 1995. (See Nonaccrual, Past Due, and Restructured Loans). The allowance had a balance of $649,637 at March 31, 1996, representing 1.23% of loans. Chargeoffs were $81,686 while recoveries were $5,620, resulting in net chargeoffs of $76,066 during the first quarter of 1996. Management believes this allowance is adequate to cover possible loan losses. The following table presents the activity in the allowance for loan losses for the first quarter of 1996. At March 31, 1996, the Bank had no loans that required specific allocations; therefore, the allowance at that date was unallocated.

                       TABLE 1

             FIRST CHEROKEE BANCSHARES, INC.
       ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

Balance, December 31, 1996                     $685,706

Chargeoffs:                                     (81,686)

Recoveries:                                       5,620

Provision for Loan Losses:                       39,997
                                               --------
Balance, March 31, 1996                        $649,637
                                               --------
                                               --------


NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS
At March 31, 1996, the Bank had six borrowers classified as nonaccrual totaling $1,387,813. One loan in the amount of $22,079 is secured by equipment and inventory while the remaining loans are secured by real estate. Each of the nonaccrual loans was greater than ninety days delinquent as of March 31, 1996 except one, which was classified as nonaccrual by management because the collection of interest from the borrower is doubtful. No material loss is anticipated on any of the nonaccrual loans so no specific reserves or writedowns are considered necessary at this time. If interest income on the total nonaccrual loans had been accrued, such income would have approximated $85,000 as of March 31, 1996. Interest income on such loans, recorded only when received, was approximately $6,000 during the first quarter of 1996. As of March 31, 1996, the Bank had seven properties classified as Other Real Estate Owned, totaling $1,325,369. The ratio of loans past due 30 days or more to total loans improved slightly to 4.07% at March 31, 1996 from 4.20% at March 31, 1995. There were two loans past due greater than 90 days that were on accrual status as of March 31, 1996; both were renewed in

April. There were no loans past due greater than 90 days on accrual status as of March 31, 1995. There were no restructured loans as of March 31, 1996 or March 31, 1995.


LIQUIDITY
The Company's primary sources of funds are increases in deposits, loan repayments, and sales and maturities of investments. Liquidity refers to the ability of the Company to meet its cash flow requirements and fund its commitments. The Company manages the levels, types, and maturities of earning assets in relation to the sources available to fund current and future needs to ensure that adequate funding will be available at all times. The Company monitors its compliance with regulatory liquidity requirements and anticipates that funding requirements will be satisfactorily met.

CAPITAL RESOURCES
At March 31, 1996, consolidated stockholders' equity was $6,329,887 or 7.58% of total assets compared to $5,397,403 or 8.04% of total assets at March 31, 1995. The Company's common stock had a book value of $11.28 per share at March 31, 1996 (adjusted for the 10% stock dividend declared on January 17, 1996 and payable on April 1, 1996), compared to $10.76 book value per share at March 31, 1995. At the end of the first quarter of 1996, the Company had approximately 650 stockholders of record.

The Bank and the Company are subject to the capital requirements of the Office of the Comptroller of the Currency (the "OCC") and the Federal Reserve Bank (the "FRB"). The OCC and FRB have adopted risk-based capital guidelines for all national banks and holding companies, respectively. To be "adequately capitalized," all national banks are expected to maintain a minimum ratio of total capital (after deductions) to risk-weighted assets of 8% (of which at least 4% must consist of Tier 1 Capital, as defined).

The following table sets forth information with respect to the Bank's capital ratios at March 31, 1996 and 1995 compared to minimum ratios required by regulation. The Company's capital ratios are similar to those of the Bank and exceed the minimum risk-weighted requirements of the FRB.

                         FIRST CHEROKEE BANCSHARES, INC.
                              CAPITAL CALCULATIONS


TABLE 2
                                                         3/31/96                       3/31/95
                                                       (Bank Only)                   (Bank Only)
                                              -------------------------------------------------------
                                               Amount                        Amount
                                              (in 000's)         Ratio      (in 000's)         Ratio
                                              ----------        ------      ----------        ------
RISK-BASED CAPITAL RATIOS:
   Tier 1 Capital per regulations                $5,584          9.45%         $5,017          9.47%
   Minimum Requirement per regulations            2,362          4.00%          2,119          4.00%
                                              ----------        ------      ----------        ------
        Excess                                   $3,222          5.45%         $2,898          5.47%

   Tier 1 and Tier 2 Capital                     $6,234         10.55%         $5,559         10.49%
   Total Capital Minimum Requirement              4,724          8.00%          4,238          8.00%
                                              ----------        ------      ----------        ------
        Excess                                   $1,510          2.55%         $1,321          2.49%

LEVERAGE RATIOS:

   Tier 1 Capital                                $5,584          7.01%         $5,017          7.48%
   Minimum Requirement per regulations            3,186          4.00%          2,683          4.00%
                                              ----------        ------      ----------        ------
        Excess                                   $2,398          3.01%         $2,334          3.48%


RESULTS OF OPERATIONS

The Company recognized net earnings of $178,499 for the three months ended March 31, 1996. In comparison, net earnings for the three months ending March 31, 1995 were $346,989. Actual earnings for the first quarter of 1996 are slightly less than projected. The primary reason for the decrease in net earnings is the increase of costs relative to the increase in problem assets.

Net interest income for the first three months of 1996 was $1,649,760 as compared to $1,489,196 for the first three months of 1995. Profitability from retail operations of the Bank continues to improve. The annualized ratio of operating expenses to average assets has improved from 4.75% for the first quarter of 1995 to 4.53% for the first quarter of 1996. While management expects this ratio to continue to improve during the remaining three quarters of 1996, no assurance can be given that it will do so.

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings - None

     Item 2. Changes in Securities - None

     Item 3. Defaults Upon Senior Securities - None

     Item 4. Submission of Matters to a Vote of Security  Holders - None

     Item 5. Other Information - None

     Item 6. Exhibits and Reports on Form 8-K
          a.   Exhibits filed in accordance with Item 601 of  Regulation S-B:
               27 Financial Data Schedules
          b. The Company has not filed any reports on Form 8-K during the three months ended March 31, 1996.
          c.   Computation of Earnings Per Share.

     Item 7. Signatures - attached

                        COMPUTATION OF EARNINGS PER SHARE
                                  (Unaudited)

                                                                Three months ended
                                                                     March 31
                                                                1996           1995
                                                              --------       --------
PRIMARY EARNINGS PER SHARE
Earnings: Net earnings                                        $178,499       $346,989
  Excess proceeds invested in U.S.
  government securities @ 5.32%                                 26,444            0 *
                                                              --------       --------
Net earnings available to common stock                         204,943        346,989

Shares: Weighted average number of common
  shares outstanding                                           551,804        551,804
      Additional shares assuming conversion of:
           Stock warrants                                      196,350             0*
           Stock options                                        24,531             0*
      Less 20% limitation                                     (110,361)            0*
                                                              --------       --------
Average common shares and equivalents outstanding              662,324        551,804

Primary earnings per share                                       $0.31          $0.63

FULLY DILUTED EARNINGS PER SHARE
Earnings: Net earnings                                        $178,499       $346,989
  Excess proceeds invested in U.S.
  government securities @ 5.32%                                 20,073            0 *
                                                              --------       --------
Net earnings available to common stock                         198,572        346,989

Shares: Weighted average number of common
  shares outstanding                                           551,804        551,804
      Additional shares assuming conversion of:
           Stock warrants                                      196,350             0*
           Stock options                                        24,531             0*
      Less 20% limitation                                     (110,361)            0*
                                                              --------       --------
Average common shares and equivalents outstanding              662,324        551,804

Primary earnings per share                                       $0.30          $0.63


*The effect of common stock equivalents at March 31, 1995 did not result in material dilution

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     FIRST CHEROKEE BANCSHARES, INC.
            (Registrant)

DATE: May 13, 1996                   BY:  /c/carl c. hames, jr.
      ------------                        -----------------------------------
                                          Carl C. Hames, Jr.
                                          President & CEO/Principal
                                          Executive Officer

DATE: May 13, 1996                   BY:  /c/kitty a. kendrick
      ------------                        ----------------------------------
                                          Kitty A. Kendrick
                                          Principal Financial Officer