Form 10QSB
period 1996-06-30
FIRST CHEROKEE BANCSHARES INC
filed 1996-08-12
CIK 841545

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

       (Mark One)
          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

          [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

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

                    9860 HIGHWAY 92, WOODSTOCK, GEORGIA 30188
                    (Address of principal executive offices)

                                  770-591-9000
                           (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


    [X] Yes    [ ]  No

The number of shares outstanding of registrant's common stock par value $1.00 per share at June 30, 1996 was 551,804 shares.

                         First Cherokee Bancshares, Inc.
                         Quarterly Report on Form 10-QSB
                       For the Quarter Ended June 30, 1996

                                      INDEX

                                                                        Page No.
                                                                        --------
Part I.  Financial Information

         Consolidated Financial Statements (unaudited)
         Consolidated Balance Sheet at June 30, 1996                       2

         Consolidated Statements of Earnings (unaudited)
         for the six months ended June 30, 1996 and 1995                   3

         Consolidated Statements of Earnings (unaudited)
         for the three months ended June 30, 1996 and 1995                 4

         Consolidated Statements of Cash Flows (unaudited)
         for the six months ended  June 30, 1996 and 1995                  5

         Notes to Consolidated Financial Statements (unaudited)            6

Item 2.  Management's Discussion and Analysis of Financial Condition       7
         and Results of Operations

Part II. Other Information

Item 1.  Legal Proceedings                                                 11

Item 2.  Changes in Securities                                             11


Item 3.  Defaults Upon Senior Securities                                   11

Item 4.  Submission of Matters to a Vote of  Security Holders              11

Item 5.  Other Information                                                 11

Item 6.  Exhibits and Reports on Form 8-K                                  11

Item 7.  Signatures                                                        14

                       FIRST CHEROKEE BANCSHARES, INC.
                          Consolidated Balance Sheet
                                June 30, 1996
                                 (Unaudited)


                                    ASSETS
                                    ------

Cash & due from banks, including $10,885,119
 bearing interest                                   $16,218,856
Federal funds sold                                      480,000
                                                    -----------
      Total cash & cash equivalents                  16,698,856
Investment securities available for sale,
 at fair value                                        1,997,632
Loans, less allowance for loan losses
 of $677,500                                         54,979,328
Premises and equipment                                2,023,558
Accrued interest receivable and other assets          5,526,109
                                                    -----------
      TOTAL ASSETS                                  $81,225,483
                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
LIABILITIES:
Deposits:
 Interest-bearing deposits                          $65,881,916
 Noninterest-bearing deposits                         8,304,551
                                                    -----------
      Total deposits                                 74,186,467
Accrued interest payable and other liabilities          579,118
                                                    -----------
      TOTAL LIABILITIES                              74,765,585

STOCKHOLDERS' EQUITY:
 Common stock ($1 par value; 10,000,000
  shares authorized, 561,044 shares issued)             561,044
 Additional paid-in-capital                           5,026,457
 Retained earnings                                      953,630
 Treasury Stock (9,240 shares acquired at cost)         (84,000)
 Unrealized gains on available for
  sale securities, net of tax effect                      2,767
                                                    -----------
      TOTAL STOCKHOLDERS' EQUITY                      6,459,898
                                                    -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $81,225,483
                                                    ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       FIRST CHEROKEE BANCSHARES, INC.
                     Consolidated Statements of Earnings
                                 (Unaudited)

                                                   SIX MONTHS       SIX  MONTHS
                                                      ENDED            ENDED
                                                  JUNE 30, 1996    JUNE 30, 1995
                                                  -------------    -------------
INTEREST INCOME:

 Interest and fees on loans                        $2,886,610       $2,811,138
 Interest on investment securities                     42,277          107,062
 Interest on federal funds sold/overnight funds       384,205          218,385
                                                   ----------       ----------
   TOTAL INTEREST INCOME                            3,313,092        3,136,585

INTEREST EXPENSE ON DEPOSITS                        1,922,953        1,580,000
                                                   ----------       ----------
NET INTEREST INCOME                                 1,390,139        1,556,585
Provision for loan losses                              65,665          148,470
                                                   ----------       ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN
 LOSSES                                             1,324,474        1,408,115

OTHER INCOME:
 Gain on sale of investment securities                      0                0
 Gain on sales of loans                               756,693          814,180
 Service charges on deposit accounts and
  other income                                        272,240          191,730
                                                   ----------       ----------
   TOTAL OTHER INCOME                               1,028,933        1,005,910

OTHER EXPENSE:
 Salaries and employee benefits                       984,766          802,579
 Occupancy                                            255,937          242,440
 Other operating expense                              610,792          476,718
                                                   ----------       ----------
   TOTAL OTHER EXPENSE                              1,851,495        1,521,737

EARNINGS BEFORE INCOME TAXES                          501,912          892,288

INCOME TAXES                                          190,600          304,000

NET EARNINGS                                         $311,312         $588,288
                                                   ==========       ==========
NET EARNINGS PER SHARE (NOTE 2):
  PRIMARY                                               $0.50            $1.17
                                                        =====            =====
  FULLY DILUTED                                         $0.48            $1.17
                                                        =====            =====
WEIGHTED AVERAGE NUMBER  OF SHARES AND EQUIVALENTS:
  PRIMARY                                             662,324          551,804
                                                      =======          =======
  FULLY DILUTED                                       662,324          551,804
                                                      =======          =======

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       FIRST CHEROKEE BANCSHARES, INC.
                     Consolidated Statements of Earnings
                                 (Unaudited)

                                                  THREE MONTHS       THREE MONTHS
                                                      ENDED             ENDED
                                                  JUNE 30, 1996      JUNE 30, 1995
                                                  -------------      -------------
INTEREST INCOME:
 Interest and fees on loans                        $1,445,330       $1,451,666
 Interest on investment securities                     20,736           52,960
 Interest on federal funds sold/overnight funds       197,266          142,763
                                                   ----------       ----------
   TOTAL INTEREST INCOME                            1,663,332        1,647,389

INTEREST EXPENSE ON DEPOSITS                          961,003          891,215
                                                   ----------       ----------
NET INTEREST INCOME                                   702,329          756,174
Provision for loan losses                              25,668           55,136
                                                   ----------       ----------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                      676,661          701,038

OTHER INCOME:
 Gain on sale of investment securities                      0                0
 Gain on sales of loans                               345,440          326,966
 Service charges on deposit accounts
  and other income                                    139,562           91,519
                                                   ----------       ----------
   TOTAL OTHER INCOME                                 485,002          418,485

OTHER EXPENSE:
 Salaries and employee benefits                       493,410          392,750
 Occupancy                                            120,767          122,257
 Other operating expense                              333,073          239,217
                                                   ----------        ---------
   TOTAL OTHER EXPENSE                                947,250          754,224

EARNINGS BEFORE INCOME TAXES                          214,413          365,299

INCOME TAXES                                           81,600          124,000

NET EARNINGS                                         $132,813         $241,299
                                                   ==========       ==========

NET EARNINGS PER SHARE (NOTE 2):
  PRIMARY                                               $0.23            $0.48
                                                        =====            =====
  FULLY DILUTED                                         $0.21            $0.48
                                                        =====            =====
WEIGHTED AVERAGE NUMBER  OF SHARES AND EQUIVALENTS:
  PRIMARY                                             662,324          551,804
                                                      =======          =======
  FULLY DILUTED                                       662,324          551,804
                                                      =======          =======

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       FIRST CHEROKEE BANCSHARES, INC.
                    Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                   SIX MONTHS       SIX  MONTHS
                                                      ENDED            ENDED
                                                  JUNE 30, 1996    JUNE 30, 1995
                                                  -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET EARNINGS                                       $   311,312      $   588,288
ADJUSTMENTS TO RECONCILE NET EARNINGS TO
 NET CASH PROVIDED (USED) IN OPERATING
 ACTIVITIES:
  Depreciation, amortization and accretion              69,780           92,592
  Provision for loan losses                             65,665         (148,470)
  Securities gains                                           0                0
  Change in accrued interest payable
   and other liabilities                                (3,408)         357,826
  Change in accrued interest receivable
   and other assets                                   (424,450)      (1,534,976)
                                                   -----------       ----------
    TOTAL ADJUSTMENTS                                 (292,413)      (1,233,028)
                                                   -----------       ----------
    NET CASH PROVIDED (USED) BY
     OPERATING ACTIVITIES                               18,899         (644,740)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of investment securities                          0                0
 Proceeds from sale of investment securities                 0                0
 Proceeds from maturities and calls of
  investment securities available for sale            (403,358)         (99,186)
 Net change in loans                                  (808,480)      (6,251,711)
 Purchases of premises and equipment                   (78,231)         (36,489)
                                                    ----------       ----------
    NET CASH USED BY INVESTING ACTIVITIES           (1,290,069)      (6,387,386)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net change in deposits                             (1,934,534)      13,997,511
                                                    ----------       ----------
    NET CASH PROVIDED (USED) BY
     FINANCING ACTIVITIES                           (1,934,534)      13,997,511
                                                    ----------       ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS             (3,025,704)       6,965,385
BEGINNING CASH AND CASH EQUIVALENTS                 19,904,560        8,084,965
                                                   -----------      -----------
ENDING CASH AND CASH EQUIVALENTS                   $16,698,856      $15,050,350

NONCASH INVESTING ACTIVITIES:
 CHANGE IN UNREALIZED GAIN ON SECURITIES
 AVAILABLE FOR SALE, NET OF TAX EFFECT                 $(4,174)         $92,047

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  INTEREST PAID                                    $1,931,413        $1,570,595
  INCOME TAXES PAID                                  $175,000          $465,000

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       FIRST CHEROKEE BANCSHARES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                June 30, 1996

NOTE (1) - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of First Cherokee Bancshares, Inc. (the "Company") and its wholly-owned subsidiary, First National Bank of Cherokee (the "Bank"). All significant accounts have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with current year presentation.

The accompanying unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the Company's financial position as of June 30, 1996, and the results of its operations and its cash flows for the six-month period then ended. All such adjustments are normal and recurring in nature. The financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto and the report of independent accountants included in the Company's 1995 Annual Report on Form 10-KSB.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1996

The following narrative should be read in conjunction with the Company's consolidated financial statements and the notes thereto.

FINANCIAL CONDITION

Assets of the Company decreased $2.2 million during the second quarter of 1996 as compared to an exceptional increase of $10.7 million during the second quarter of 1995. The decrease is primarily due to a decrease in certificates of deposit. The Company has been working toward increasing the percent of noninterest-bearing deposits to total deposits in order to improve cost of funds and, therefore, is allowing certain large rate-sensitive certificates to mature.

The Company also continued to be profitable, though not as profitable as in prior quarters. The average yield on earning assets for the first six months of 1996 decreased to 9.59% as compared to 10.46% for the first six months of 1995. The decrease was due to a higher level of nonperforming loans in 1996 than 1995 as well as lower interest rates. Many of the Bank's loan products are tied to the prime interest rate which is lower in 1996 than 1995. The average cost of funds on interest-bearing deposits increased for the first two quarters of 1996 to 5.81%, as compared to 5.50% for the first two quarters of 1995, primarily as a result of competition in the Bank's immediate market area. Consequently, the net interest spread for the first two quarters of 1996 decreased to 3.78% compared to 4.96% for the first two quarters of 1995.

Loans increased from $52.1 million at June 30, 1995 to $54.2 million at December 31, 1995, and $54.9 million at June 30, 1996. Management anticipates loan production will continue to increase during the remainder of the year. The following table presents major classifications of loans at June 30, 1996:

                                                      % of
                                                      Total
                                         Total        Loan
                                         Loans      Portfolio
                                         -----      ---------
     Commercial                       $11,647,123     20.92%
     SBA - unguaranteed                11,313,673     20.33%
     Real estate - mortgage            21,154,079     38.01%
     Real estate - construction         7,291,100     13.10%
     Installment and other consumer     4,250,853      7.64%
                                      -----------    -------
       Total loans                     55,656,828    100.00%
       Less: Allowance for loan losses   (677,500)
                                      -----------
       Total net loans                $54,979,328

Total deposits were $74.1 million at June 30, 1996 compared to $76.1 million at December 31, 1995 and $71.0 million at June 30, 1995. As mentioned previously, certain large rate-sensitive certificates of deposit are being allowed to mature in order to improve the mix of deposits and cost of funds. Deposits are projected to increase during the remainder of 1996.

A provision of $25,668 was added to the Allowance for Loan and Lease Losses during the second quarter of 1996, bringing total provisions for the year to $65,665. The provisions are primarily attributable to the increased level of nonperforming loans at June 30, 1996 compared to June 30, 1995. (See Nonaccrual, Past Due, and Restructured Loans). The allowance had a balance of $677,500 at June 30, 1996, representing 1.23% of loans. Chargeoffs were $107,807 while recoveries were $33,936, resulting in net chargeoffs of $73,871 during the first two quarters of 1996. Management believes this allowance is adequate to cover possible loan losses. The following table presents the activity in the allowance for loan losses for the first two quarters of 1996. At June 30, 1996, the Bank had one loan that required a specific allocation of $25,000; the remainder of the allowance at that date was unallocated.

                               TABLE 1

                  FIRST CHEROKEE BANCSHARES, INC.
            ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

       Balance, December 31, 1995                 $685,706

       Chargeoffs                                 (107,807)

       Recoveries                                   33,936

       Provision for Loan Losses                    65,665
                                                  --------
       Balance, June 30, 1996                     $677,500
                                                  --------

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS
At June 30, 1996, the Bank had eight borrowers classified as nonaccrual totaling $908,461. Four loans in the amount of $85,708 are secured by vehicles, equipment or inventory while the remaining loans are secured by real estate. The nonaccrual loans are either greater than ninety days delinquent as of June 30, 1996 or are classified as nonaccrual by management because the collection of interest from the borrower is doubtful. A specific reserve of $25,000 has been allocated on one real estate loan in the amount of $712,567. No material loss is anticipated on the other nonaccrual loans so no additional specific reserves or writedowns are considered necessary at this time. If interest income on the total nonaccrual loans had been accrued, such income would have approximated $91,446 as of June 30, 1996. Interest income on such loans, recorded only when received, was approximately $6,048 during the second quarter of 1996. As of June 30, 1996, the Bank had five properties classified as Other Real Estate Owned, totaling $1,305,549. The ratio of loans past due 30 days or more to total loans was 1.92% at June 30, 1996 compared to 1.35% at June 30, 1995. There were no loans past due greater than 90 days that were on accrual status as of June 30, 1996 or June 30, 1995. There were no restructured loans as of June 30, 1996 or June 30, 1995.


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

CAPITAL RESOURCES
At June 30, 1996, consolidated stockholders' equity was $6,459,898 or 7.95% of total assets compared to $5,665,954 or 7.29% of total assets at June 30, 1995. The Company's common stock had a book value of $11.51 per share at June 30, 1996 (adjusted for the 10% stock dividend declared on January 17, 1996 and paid on April 1, 1996), compared to $11.29 book value per share at June 30, 1995. At the end of the second quarter of 1996, the Company had approximately 650 stockholders of record.

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

The following table sets forth information with respect to the Bank's capital ratios at June 30, 1996 and 1995 compared to minimum ratios required by regulation. The Company's capital ratios are similar to those of the Bank and exceed the minimum risk-weighted requirements of the FRB.

                        FIRST CHEROKEE BANCSHARES, INC.
                             CAPITAL CALCULATIONS


TABLE 2
                                               6/30/96              6/30/95
                                             (Bank Only)          (Bank Only)
                                         ----------------------------------------
                                           Amount               Amount
                                         (in 000's)  Ratio    (in 000's)   Ratio
                                         ----------  -----    ----------   -----

RISK-BASED CAPITAL RATIOS:

   Tier 1 Capital per regulations         $5,706     9.31%      $5,304      9.32%
   Minimum Requirement per regulations     2,459     4.00%       2,275      4.00%
                                          ------    ------      ------     ------
        Excess                            $3,247     5.31%      $3,029      5.32%

   Tier 1 and Tier 2 Capital              $6,384    10.42%      $5,914     10.40%
   Total Capital Minimum
        Requirement                        4,902     8.00%       4,550      8.00%
                                          ------    ------      ------     ------
        Excess                            $1,482     2.42%      $1,364      2.40%

LEVERAGE RATIOS:

   Tier 1 Capital                         $5,706     7.03%      $5,304      6.82%
   Minimum Requirement per regulations     3,249     4.00%       3,110      4.00%
                                          ------    ------      ------     ------
        Excess                            $2,457     3.03%      $2,194      2.82%

RESULTS OF OPERATIONS
The Company recognized net earnings of $311,312 for the six months ended June 30, 1996. In comparison, net earnings for the six months ending June 30, 1995 were $588,288. Actual earnings for the first two quarters of 1996 are slightly less than projected. The primary reason for the decrease in net earnings continues to be the increase of costs relative to the increase in nonperforming assets.

Net interest income for the first six months of 1996 was $1,390,139 as compared to $1,556,585 for the first six months of 1995. Interest income on loans has been adversely impacted due to the increased level of nonperforming loans. The annualized ratio of operating expenses to average assets has deteriorated from 4.38% for the six months of 1995 to 4.57% for the first six months of 1996.
The deterioration is primarily due to the increase of costs, such as legal fees, relative to resolving problem assets. While management expects this ratio to improve during the remaining two quarters of 1996, no assurance can be given that it will do so.

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings - None

     Item 2. Changes in Securities - None

     Item 3. Defaults Upon Senior Securities - None

     Item 4. Submission of Matters to a Vote of Security  Holders
          (a) An Annual Shareholders Meeting was held on April 17, 1996.
          (b) All of the Company's directors were elected to serve one year terms until the annual meeting of shareholders in 1997. The following table sets forth the number of votes cast for and withheld with respect to each nominated Director. There were no abstentions or broker non-votes.

     Name of Nominee              Votes for      Votes Withheld
     ---------------              ---------      --------------
     Alan D. Bobo                  323,030             0
     Elwin K. Bobo                 323,030             0
     Michael A. Edwards            323,030             0
     J. Stanley Fitts              323,030             0
     Russell L. Flynn              323,030             0
     Carl C. Hames, Jr.            323,030             0
     C. Garry Haygood              323,030             0
     Thomas D. Hopkins             323,030             0
     Bobby R. Hubbard              323,030             0
     Dennis M. Lord                323,030             0
     Larry R. Lusk                 323,030             0
     Dr. Stuart R. Tasman          323,030             0

     Item 5. Other Information - None

     Item 6. Exhibits and Reports on Form 8-K
          a. Exhibits filed in accordance with Item 601 of  Regulation S-B:
             27 Financial Data Schedule
          b The Company has not filed any reports on Form 8-K during the six months ended June 30, 1996.
          c. Computation of Earnings Per Share.

     Item 7. Signatures - attached

                      COMPUTATION OF EARNINGS PER SHARE
                                 (Unaudited)

                                                      Six months ended
                                                           June 30
                                                      1996        1995
                                                      ----        ----
PRIMARY EARNINGS PER SHARE
Earnings: Net earnings                              $311,312    $588,288
 Excess proceeds invested in U.S.
  government securities @ 5.28%                       19,724           0*
                                                    --------    --------
Net earnings available to common stock               331,036     588,288

Shares: Weighted average number of common
 shares outstanding                                  551,804     551,804
  Additional shares assuming conversion of:
          Stock warrants                             196,350           0*
          Stock options                               24,531           0*
  Less 20% limitation                               (110,361)          0*
                                                    --------    --------
Average common shares and equivalents outstanding    662,324     551,804

Primary earnings per share                             $0.50       $1.17

FULLY DILUTED EARNINGS PER SHARE
Earnings: Net earnings                              $311,312    $588,288
 Excess proceeds invested in U.S.
  government securities @ 5.28%                        6,880           0*
                                                    --------    --------
Net earnings available to common stock               318,192     588,288

Shares: Weighted average number of common
 shares outstanding                                  551,804     551,804
   Additional shares assuming conversion of:
          Stock warrants                             196,350           0*
          Stock options                               24,531           0*
   Less 20% limitation                              (110,361)          0*
                                                    --------    --------
Average common shares and equivalents outstanding    662,324     551,804

Primary earnings per share                             $0.48       $1.17

*The effect of common stock equivalents at June 30, 1995 did not result in material dilution

                      COMPUTATION OF EARNINGS PER SHARE
                                 (Unaudited)

                                                     Three months ended
                                                           June 30
                                                      1996        1995
                                                      ----        ----
PRIMARY EARNINGS PER SHARE
Earnings: Net earnings                              $132,813     $241,299
 Excess proceeds invested in U.S.
  government securities @ 5.28%                       19,724            0*
                                                    --------     --------
Net earnings available to common stock               152,537      241,299

Shares: Weighted average number of common
 shares outstanding                                  551,804      551,804
  Additional shares assuming conversion of:
          Stock warrants                             196,350            0*
          Stock options                               24,531            0*
     Less 20% limitation                            (110,361)           0*
                                                    --------     --------
Average common shares and equivalents outstanding    662,324      551,804

Primary earnings per share                             $0.23        $0.48

FULLY DILUTED EARNINGS PER SHARE
Earnings: Net earnings                              $132,813     $241,299
 Excess proceeds invested in U.S.
  government securities @ 5.28%                        6,880            0*
                                                    --------     --------
Net earnings available to common stock               139,693      241,299

Shares: Weighted average number of common
 shares outstanding                                  551,804      551,804
   Additional shares assuming conversion of:
          Stock warrants                             196,350            0*
          Stock options                               24,531            0*
     Less 20% limitation                            (110,361)           0*
                                                    --------     --------
Average common shares and equivalents outstanding    662,324      551,804

Primary earnings per share                             $0.21        $0.48

*The effect of common stock equivalents at June 30, 1995 did not result in material dilution

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     FIRST CHEROKEE BANCSHARES, INC.
            (Registrant)

DATE: August 9, 1996                                BY:  /c/CARL C. HAMES, JR.
                                                    --------------------------
                                                            Carl C. Hames, Jr.
                                                     President & CEO/Principal
                                                             Executive Officer

DATE: August 9, 1996                                BY:   /c/KITTY A. KENDRICK
                                                    --------------------------
                                                             Kitty A. Kendrick
                                                   Principal Financial Officer