Form 10QSB
period 1996-09-30
FIRST CHEROKEE BANCSHARES INC
filed 1996-11-12
CIK 841545

                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                     FORM 10-QSB

(Mark One)
              X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended September 30, 1996

                                         OR

              _  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                     EXCHANGE ACT

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

[X] Yes    [ ] No

The number of shares outstanding of registrant's common stock par value $1.00 per share at September 30, 1996 was 551,804 shares.

                           First Cherokee Bancshares, Inc.
                           Quarterly Report on Form 10-QSB
                       For the Quarter Ended September 30, 1996

                                        INDEX

                                                                        PAGE NO.
                                                                        --------
Part I.  Financial Information

         Consolidated Financial Statements (unaudited)
         Consolidated Balance Sheet at September 30, 1996                   2

         Consolidated Statements of Earnings (unaudited)
         for the nine months ended September 30, 1996 and 1995              3

         Consolidated Statements of Earnings (unaudited)
         for the three months ended September 30, 1996 and 1995             4

         Consolidated Statements of Cash Flows (unaudited)
         for the nine months ended  September 30, 1996 and 1995             5

         Notes to Consolidated Financial Statements (unaudited)             6

Item 2.  Management's Discussion and Analysis of Financial Condition        7
         and Results of Operations

Part II. Other Information

Item 1.  Legal Proceedings                                                 11

Item 2.  Changes in Securities                                             11

Item 3.  Defaults Upon Senior Securities                                   11

Item 4.  Submission of Matters to a Vote of  Security Holders              11

Item 5.  Other Information                                                 11

Item 6.  Exhibits and Reports on Form 8-K                                  11

Item 7.  Signatures                                                        14

                         FIRST CHEROKEE BANCSHARES, INC.
                               Consolidated Balance Sheet
                                     September 30, 1996
                                         (Unaudited)

               ASSETS
Cash & due from banks, including $10,987,274
  bearing interest                                                   $14,847,399
Federal funds sold                                                       480,000
                                                                     -----------
               Total cash & cash equivalents                          15,327,399
Investment securities available for sale,
  at fair value                                                        1,808,557
Loans, less allowance for loan losses
   of $661,523                                                        57,668,792
Premises and equipment, net                                            2,015,088
Accrued interest receivable and other assets                           5,862,082
                                                                     -----------
               TOTAL ASSETS                                          $82,681,918
                                                                     -----------
                                                                     -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
    Interest-bearing deposits                                        $66,066,215
    Noninterest-bearing deposits                                       9,477,257
                                                                     -----------
               Total deposits                                         75,543,472
Accrued interest payable and other liabilities                           663,628
                                                                     -----------
         TOTAL LIABILITIES                                            76,207,100

STOCKHOLDERS' EQUITY:
     Common stock ($1 par value; 10,000,000
       shares authorized, 561,044 shares issued)                         561,044
     Additional paid-in-capital                                        5,026,457
     Retained earnings                                                   968,706
     Treasury Stock (9,240 shares acquired
      at cost)                                                           (84,000)
     Unrealized gains on available for
       sale securities, net of tax effect                                  2,611
                                                                     -----------
         TOTAL STOCKHOLDERS' EQUITY                                    6,474,818
                                                                     -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $82,681,918
                                                                     -----------
                                                                     -----------

               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         FIRST CHEROKEE BANCSHARES, INC.
                           Consolidated Statements of Earnings
                                         (Unaudited)

                                                            NINE           NINE
                                                           MONTHS         MONTHS
                                                           ENDED          ENDED
                                                         SEPTEMBER      SEPTEMBER
                                                         30, 1996       30, 1995
                                                         ---------      ---------
INTEREST INCOME:
   Interest and fees on loans                           $4,354,472     $4,401,522
   Interest on investment securities                        70,369        159,463
   Interest on federal funds sold/overnight funds          555,576        401,958
                                                        ----------     ----------
       TOTAL INTEREST INCOME                             4,980,417      4,962,943


INTEREST EXPENSE ON DEPOSITS                             2,861,168      2,549,639
                                                        ----------     ----------
NET INTEREST INCOME                                      2,119,249      2,413,304
Provision for loan losses                                   94,254        255,471
                                                        ----------     ----------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                       2,024,995      2,157,833
OTHER INCOME:
   Gain on sale of investment securities                         0              0
   Gain on sales of loans                                  942,332      1,109,813
   Service charges on deposit accounts
     and other income                                      418,498        311,896
                                                        ----------     ----------
     TOTAL OTHER INCOME                                  1,360,830      1,421,709
OTHER EXPENSE:
   Salaries and employee benefits                        1,445,893      1,217,061
   Occupancy                                               394,471        370,243
   Other operating expense                               1,026,447        732,356
                                                        ----------     ----------
     TOTAL OTHER EXPENSE                                 2,866,811      2,319,660

Gain (Loss) on Sale of Other Assets                          5,074              0

EARNINGS BEFORE INCOME TAXES                               524,088      1,259,882

INCOME TAXES                                               197,700        437,000

NET EARNINGS                                              $326,388       $822,882
                                                        ----------     ----------
                                                        ----------     ----------

NET EARNINGS PER SHARE (NOTE 2):
          PRIMARY                                           $ 0.52          $1.64
                                                        ----------     ----------
                                                        ----------     ----------
          FULLY DILUTED                                      $0.50          $1.64
                                                        ----------     ----------
                                                        ----------     ----------
WEIGHTED AVERAGE NUMBER  OF SHARES AND EQUIVALENTS:
         PRIMARY                                           662,324        551,804
                                                        ----------     ----------
                                                        ----------     ----------
         FULLY DILUTED                                     662,324        551,804
                                                        ----------     ----------
                                                        ----------     ----------

                   SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         FIRST CHEROKEE BANCSHARES, INC.
                           Consolidated Statements of Earnings
                                         (Unaudited)

                                                           THREE          THREE
                                                           MONTHS         MONTHS
                                                           ENDED          ENDED
                                                         SEPTEMBER      SEPTEMBER
                                                         30, 1996       30, 1995
                                                         ---------      ---------
INTEREST INCOME:
   Interest and fees on loans                           $1,467,862     $1,590,384
   Interest on investment securities                        28,092         52,401
   Interest on federal funds sold/overnight funds          171,371        183,573
                                                        ----------     ----------
       TOTAL INTEREST INCOME                             1,667,325      1,826,358


INTEREST EXPENSE ON DEPOSITS                               938,215        969,639
                                                        ----------     ----------
NET INTEREST INCOME                                        729,110        856,719
Provision for loan losses                                   28,589        107,001
                                                        ----------     ----------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                         700,521        749,718
OTHER INCOME:
   Gain on sale of investment securities                         0              0
   Gain on sales of loans                                  185,639        310,371
   Service charges on deposit accounts
     and other income                                      146,258        105,428
                                                        ----------     ----------
     TOTAL OTHER INCOME                                    331,897        415,799
OTHER EXPENSE:
   Salaries and employee benefits                          461,127        414,482
   Occupancy                                               138,534        127,803
   Other operating expense                                 415,655        255,638
                                                        ----------     ----------
     TOTAL OTHER EXPENSE                                 1,015,316        797,923

   Gain (Loss) on Sale of Other Assets                       5,074              0

EARNINGS BEFORE INCOME TAXES                                22,176        367,594

INCOME TAXES                                                 7,100        133,000

NET EARNINGS                                               $15,076       $234,594
                                                        ----------     ----------
                                                        ----------     ----------

NET EARNINGS PER SHARE (NOTE 2):
          PRIMARY                                            $0.05          $0.47
                                                        ----------     ----------
                                                        ----------     ----------
          FULLY DILUTED                                      $0.03          $0.47
                                                        ----------     ----------
                                                        ----------     ----------
WEIGHTED AVERAGE NUMBER  OF SHARES AND EQUIVALENTS:

         PRIMARY                                           662,324        551,804
                                                        ----------     ----------
                                                        ----------     ----------
         FULLY DILUTED                                     662,324        551,804
                                                        ----------     ----------
                                                        ----------     ----------

                     SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         FIRST CHEROKEE BANCSHARES, INC.
                      Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                           NINE           NINE
                                                          MONTHS         MONTHS
                                                          ENDED          ENDED
                                                        SEPTEMBER      SEPTEMBER
                                                        30, 1996       30, 1995
                                                        ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET EARNINGS                                           $   326,388    $   822,882
ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET CASH
  PROVIDED (USED) IN OPERATING ACTIVITIES:
    Depreciation, amortization and accretion                98,010        139,925
    Provision for loan losses                               94,254        255,471
    Securities gains                                             0              0
    Change in accrued interest payable and
      other liabilities                                     81,102        384,851
    Change in accrued interest receivable and
      other assets                                        (176,686)    (2,012,597)
                                                       -----------    -----------
        TOTAL ADJUSTMENTS                                   96,680     (1,232,350)
                                                       -----------    -----------
        NET CASH PROVIDED (USED) BY OPERATING
         ACTIVITIES                                        423,068       (409,468)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of investment securities                    (992,757)             0
    Proceeds from sale of investment securities                  0              0
    Proceeds from maturities and calls of
      investment securities available for sale             205,298        (40,661)
    Net change in loans                                 (3,526,533)    (8,583,828)
    Purchases of premises and equipment                   (108,708)       (50,738)
                                                       -----------    -----------
        NET CASH USED BY INVESTING ACTIVITIES           (4,422,700)    (8,675,227)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net change in deposits                                (577,529)    17,810,117
                                                       -----------    -----------
        NET CASH PROVIDED (USED) BY FINANCING
         ACTIVITIES                                       (577,529)    17,810,117

NET CHANGE IN CASH AND CASH EQUIVALENTS                 (4,577,161)     8,725,422
BEGINNING CASH AND CASH EQUIVALENTS                     19,904,560      8,084,965
                                                       -----------    -----------
ENDING CASH AND CASH EQUIVALENTS                       $15,327,399    $16,810,387

NONCASH INVESTING ACTIVITIES:
    CHANGE IN UNREALIZED GAIN ON SECURITIES
        AVAILABLE FOR SALE, NET OF TAX EFFECT              $(4,330)       $90,668

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
        INTEREST PAID                                  $ 2,868,635    $ 2,544,891
        INCOME TAXES PAID                              $   278,000    $   507,500

                     SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           FIRST CHEROKEE BANCSHARES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  September 30, 1996

NOTE (1) - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of First Cherokee Bancshares, Inc. (the "Company") and its wholly-owned subsidiary, First National Bank of Cherokee (the "Bank"). All significant accounts have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with current year presentation.

The accompanying unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the Company's financial position as of September 30, 1996, and the results of its operations and its cash flows for the nine-month period then ended. All such adjustments are normal and recurring in nature. The financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto and the report of independent accountants included in the Company's 1995 Annual Report on Form 10-KSB.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
The following narrative should be read in conjunction with the Company's consolidated financial statements and the notes thereto.

FINANCIAL CONDITION
Assets of the Company increased $1.5 million during the third quarter of 1996 as compared to a decrease of $2.2 million during the second quarter of 1996 and an increase of $4.1 million during the third quarter of 1995. The increase is due to normal growth.

While the Company had a profitable quarter, earnings were substantially lower than those the Company has recorded in the last several years. The average yield on earning assets for the first nine months of 1996 decreased to 9.94% as compared to 10.39% for the first nine months of 1995. The decrease was due to a higher level of nonperforming loans in 1996 than 1995 as well as lower interest rates. Many of the Bank's loan products are tied to the prime interest rate which is lower in 1996 than 1995. The average cost of funds on interest-bearing deposits increased for the first three quarters of 1996 to 5.69%, as compared to 5.62% for the first three quarters of 1995, primarily as a result of competition in the Bank's immediate market area. Consequently, the net interest spread for the first three quarters of 1996 decreased to 4.25% compared to 4.77% for the first three quarters of 1995.

Loans increased from $54.1 million at September 30, 1995 to $54.2 million at December 31, 1995, and $57.7 million at September 30, 1996. Management anticipates loan production will continue to increase during the remainder of the year. The following table presents major classifications of loans at September 30, 1996:

                                                                 % OF
                                                                 TOTAL
                                                TOTAL            LOAN
                                                LOANS          PORTFOLIO
                                                -----          ---------
            Commercial                         $12,094,514      20.74%
            SBA - unguaranteed                  11,516,680      19.74%
            Real estate - mortgage              20,936,356      35.89%
            Real estate - construction           9,502,101      16.29%
            Installment and other consumer       4,280,664       7.34%
                                               -----------     -------
              Total loans                       58,330,315     100.00%
              Less: Allowance for loan losses     (661,523)
                                               -----------
              Total net loans                  $57,668,792

Total deposits were $75.5 million at September 30, 1996 compared to $76.1 million at December 31, 1995 and $74.8 million at September 30, 1995. As mentioned previously, certain large rate-sensitive certificates of deposit are being allowed to mature in order to improve the mix of deposits and cost of funds. Accordingly, total deposits may decrease during the remainder of 1996.

A provision of $28,589 was added to the Allowance for Loan and Lease Losses during the third quarter of 1996, bringing total provisions for the year to $94,254. The provisions are primarily attributable to the increased level of nonperforming loans at September 30, 1996 compared to September 30, 1995. (See Nonaccrual, Past Due, and Restructured Loans). The allowance had a balance of $661,523 at September 30, 1996, representing 1.13% of loans. Chargeoffs were $132,828 while recoveries were $14,391, resulting in net chargeoffs of $118,436 during the first three quarters of 1996. Management believes this allowance is adequate to cover possible loan losses. Additionally, a safety and soundness examination performed by the Office of the Comptroller of the Currency ("OCC") during the third quarter of 1996 found the allowance to be adequate. The following table presents the activity in the allowance for loan losses for the first three quarters of 1996. At September 30, 1996, the Bank had one loan that required a specific allocation of $25,000; the remainder of the allowance at that date was unallocated.

                                     TABLE 1

                        FIRST CHEROKEE BANCSHARES, INC.
                  ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

             Balance, December 31, 1995                        $685,706

             Chargeoffs                                        (132,828)

             Recoveries                                          14,391

             Provision for Loan Losses                           94,254
                                                               --------
             Balance, September 30, 1996                       $661,523
                                                               --------
                                                               --------

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS
At September 30, 1996, the Bank had sixteen loans classified as nonaccrual totaling $1,513,157. Twelve loans in the amount of $219,543 are secured by vehicles, equipment or inventory while the remaining loans are secured by real estate. The nonaccrual loans are either greater than ninety days delinquent as of September 30, 1996 or are classified as nonaccrual by management because the collection of interest from the borrower is doubtful. A specific reserve of $25,000 has been allocated on one real estate loan in the amount of $661,593. No material loss is anticipated on the other nonaccrual loans so no additional specific reserves or writedowns are considered necessary at this time. If interest income on the total nonaccrual loans had been accrued, such income would have approximated $170,000 as of September 30, 1996. Interest income on such loans, recorded only when received, was approximately $28,000 during the third quarter of 1996. As of September 30, 1996, the Bank had three properties classified as Other Real Estate Owned, totaling $1,137,380. Two of the properties, representing 89% of the balance, are under contract and are expected to close by the end of 1996. The ratio of loans past due 30 days or more to total loans was 3.47% at September 30, 1996 compared to 1.23% at September 30, 1995. There were no loans past due greater than 90 days that were on accrual status as of September 30, 1996 or September 30, 1995. Additionally, there were no restructured loans as of September 30, 1996 or September 30, 1995.

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

CAPITAL RESOURCES
At September 30, 1996, consolidated stockholders' equity was $6,474,818 or 7.83% of total assets compared to $5,899,169 or 7.21% of total assets at September 30, 1995. The Company's common stock had a book value of $11.54 per share at September 30, 1996 (adjusted for the 10% stock dividend declared on January 17, 1996 and paid on April 1, 1996), compared to $11.76 book value per share at September 30, 1995. At the end of the second quarter of 1996, the Company had approximately 650 stockholders of record.

The Bank and the Company are subject to the capital requirements of the OCC and the Federal Reserve Bank (the "FRB"). The OCC and FRB have adopted risk-based capital guidelines for all national banks and holding companies, respectively. To be "adequately capitalized," all national banks are expected to maintain a minimum ratio of total capital (after deductions) to risk-weighted assets of 8% (of which at least 4% must consist of Tier 1 Capital, as defined).

The following table sets forth information with respect to the Bank's capital ratios at September 30, 1996 and 1995 compared to minimum ratios required by regulation. The Company's capital ratios are similar to those of the Bank and exceed the minimum risk-weighted requirements of the FRB.

                       FIRST CHEROKEE BANCSHARES, INC.
                             CAPITAL CALCULATIONS


TABLE 2

                                          9/30/96                  9/30/95
                                        (Bank Only)              (Bank Only)
                                  ---------------------------------------------
                                    Amount                   Amount
                                  (IN 000'S)     RATIO     (IN 000'S)     RATIO
                                  ----------     -----     ----------     -----
RISK-BASED CAPITAL RATIOS:

 Tier 1 Capital per regulations     $5,875       9.45%       $5,286       10.39%
 Minimum Requirement per
   regulations                       2,488       4.00%        2,381        4.00%
                                    ------      ------       ------       ------
   Excess                           $3,387       5.45%       $2,905        6.39%

 Tier 1 and Tier 2 Capital          $6,537      10.51%       $5,977       11.34%
 Total Capital Minimum
   Requirement                       4,976       8.00%        4,763        8.00%
                                    ------      ------       ------       ------
   Excess                           $1,561       2.51%       $1,214        3.34%

LEVERAGE RATIOS:

 Tier 1 Capital                     $5,875       7.11%       $5,286        8.61%
 Minimum Requirement per
   regulations                       3,249       4.00%        3,273        4.00%
                                    ------      ------       ------       ------
   Excess                           $2,626       3.11%       $2,013        4.61%

RESULTS OF OPERATIONS
The Company recognized net earnings of $326,388 for the nine months ended September 30, 1996. In comparison, net earnings for the nine months ending September 30, 1995 were $822,882. Actual earnings for the first three quarters of 1996 are significantly less than projected. The primary reason for the decrease in net earnings continues to be the increase of costs relative to the increase in nonperforming assets. Additionally, the Bank was assessed a special one-time fee of approximately $84,000 by the Federal Deposit Insurance Corporation ("FDIC") that was accrued as of September 30, 1996. The assessment represents the Bank's portion of the recapitalization of the Savings Association Insurance Fund ("SAIF") according to the recently enacted Deposit Insurance Funds Act of 1996.

Net interest income for the first nine months of 1996 was $2,119,249 as compared to $2,413,304 for the first nine months of 1995. Interest income on loans has been adversely impacted due to the increased level of nonperforming loans. The annualized ratio of operating expenses to average assets has deteriorated from 4.24% for the nine months of 1995 to 4.70% for the first nine months of 1996. (The ratio would have been 4.56% excluding the special SAIF assessment mentioned previously.) The deterioration is primarily due to the increase of costs, such as legal fees, relative to resolving problem assets. While management expects this ratio to improve during the fourth quarter of 1996, no assurance can be given that it will do so.

PART II - OTHER INFORMATION

          Item 1. Legal Proceedings - None

          Item 2. Changes in Securities - None

          Item 3. Defaults Upon Senior Securities - None

          Item 4. Submission of Matters to a Vote of Security  Holders - None

          Item 5. Other Information - None

          Item 6. Exhibits and Reports on Form 8-K
                  a.  Exhibits filed in accordance with Item 601 of
                       Regulation S-B: 27 Financial Data Schedule
                  b.  The Company has not filed any reports on Form 8-K during the nine months ended September 30, 1996.
                  c.  Computation of Earnings Per Share.

          Item 7. Signatures - attached

                          COMPUTATION OF EARNINGS PER SHARE
                                     (Unaudited)

                                                              Nine months ended
                                                                September 30
                                                             1996          1995**
                                                             ----          ------
PRIMARY EARNINGS PER SHARE
Earnings: Net earnings                                    $ 326,388       $822,882
  Excess proceeds invested in U.S.
  government securities @ 5.27%                              19,209              0*
                                                          ---------       --------
Net earnings available to common stock                      345,597        822,882

Shares:  Weighted average number of common
  shares outstanding                                        551,804        551,804
   Additional shares assuming conversion of:
     Stock warrants                                         196,350              0*
     Stock options                                           24,531              0*
   Less 20% limitation                                     (110,361)             0*
                                                          ---------       --------
Average common shares and equivalents outstanding           662,324        551,804

Primary earnings per share                                    $0.52          $1.64

FULLY DILUTED EARNINGS PER SHARE
Earnings: Net earnings                                     $326,388       $822,882
  Excess proceeds invested in U.S.
  government securities @ 5.27%                               5,912              0*
                                                          ---------       --------
Net earnings available to common stock                      332,300        822,882

Shares:  Weighted average number of common
  shares outstanding                                        551,804        551,804
    Additional shares assuming conversion of:
      Stock warrants                                        196,350              0*
      Stock options                                          24,531              0*
    Less 20% limitation                                    (110,361)             0*
                                                          ---------       --------
Average common shares and equivalents outstanding           662,324        551,804

Primary earnings per share                                    $0.50          $1.64

 *The effect of common stock equivalents at September 30, 1995 did not result in material dilution

**Earnings per share calculations for 1995 were not restated to reflect the 10% stock dividend declared on January 17,1996 and paid on April 1, 1996.

                          COMPUTATION OF EARNINGS PER SHARE
                                     (Unaudited)

                                                             Three months ended
                                                                September 30
                                                             1996          1995**
                                                             ----          ------
PRIMARY EARNINGS PER SHARE
Earnings: Net earnings                                     $ 15,076       $234,594
  Excess proceeds invested in U.S.
  government securities @ 5.27%                              19,209              0*
                                                          ---------       --------
Net earnings available to common stock                       34,285        234,594

Shares:  Weighted average number of common
  shares outstanding                                        551,804        551,804
    Additional shares assuming conversion of:
      Stock warrants                                        196,350              0*
      Stock options                                          24,531              0*
    Less 20% limitation                                    (110,361)             0*
                                                          ---------       --------
Average common shares and equivalents outstanding           662,324        551,804
Primary earnings per share                                    $0.05          $0.47

FULLY DILUTED EARNINGS PER SHARE
Earnings: Net earnings                                      $15,076       $234,594
  Excess proceeds invested in U.S.
  government securities @ 5.27%                               5,912              0*
                                                          ---------       --------
Net earnings available to common stock                       20,988        234,594

Shares:  Weighted average number of common
  shares outstanding                                        551,804        551,804
    Additional shares assuming conversion of:
      Stock warrants                                        196,350              0*
      Stock options                                          24,531              0*
    Less 20% limitation                                    (110,361)             0*
                                                          ---------       --------
Average common shares and equivalents outstanding           662,324        551,804

Primary earnings per share                                    $0.03          $0.47

 *The effect of common stock equivalents at September 30, 1995 did not result in material dilution

**Earnings per share calculations for 1995 were not restated to reflect the 10% stock dividend declared on January 17, 1996 and paid on April 1, 1996.

                                      SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               FIRST CHEROKEE BANCSHARES, INC.
               (Registrant)

DATE: NOVEMBER 8, 1996                        BY:  /c/ CARL C. HAMES, JR.
      ------------------------------              ------------------------------
                                                   Carl C. Hames, Jr.
                                                   President & CEO/Principal
                                                   Executive Officer



DATE: NOVEMBER 8, 1996                        BY:   /c/ KITTY A. KENDRICK
      -----------------------------                -----------------------------
                                                    Kitty A. Kendrick
                                                    Principal Financial Officer