Form 10KSB
period 1996-12-31
FIRST CHEROKEE BANCSHARES INC
filed 1997-03-28
CIK 841545

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from __________ to __________


                        COMMISSION FILE NUMBER 0-18488

                        FIRST CHEROKEE BANCSHARES, INC.
            (Exact name of Registrant as specified in its Charter)

      GEORGIA                                       58-1807887
(State of Incorporation)                (I.R.S. Employer Identification No.)

                                9860 HIGHWAY 92
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


                      [Cover page continued on next page]

          Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

          The registrant's revenues for the fiscal year ended December 31, 1996 were $8,540,956.

          The aggregate market value of the voting stock held by nonaffiliates of the Registrant at March 3, 1997, was $5,719,215, based on an estimated market price of $15.00 per share. Market price was estimated based on the most recent sales price of the Common Stock.

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS

          State the number of shares outstanding of each of issuer's classes of common equity, as of the last practicable date:

          The number of shares of the Registrant's Common Stock outstanding at March 3, 1997, was 582,304 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Annual Report to Shareholders for the year ended December 31, 1996 are incorporated by reference into Parts I and II of this report.

          Portions of the Proxy Statement for the 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant's 1996 fiscal year-end are incorporated by reference into
Part III of this report.

          Transitional Small Business Disclosure Format (check one):
Yes     No  X
    ---    ---

                                 PART I
                                 ------


ITEM 1.  DESCRIPTION OF BUSINESS.
--------------------------------

                                 GENERAL INFORMATION
                                 -------------------

First Cherokee Bancshares, Inc. (the "Company") was incorporated as a Georgia business corporation on July 26, 1988, for the purpose of becoming a bank holding company by acquiring all of the common stock of First National Bank of Cherokee, Woodstock, Georgia (the "Bank"). The Company filed applications with the Board of Governors of the Federal Reserve System (the "Federal Reserve") and the Georgia Department of Banking and Finance (the "Georgia Department") for prior approval to become a bank holding company. The Company received Federal Reserve approval on December 27, 1988, and Georgia Department approval on December 20, 1988. The Company became a bank holding company within the meaning of the federal Bank Holding Company Act of 1956, as amended (the "Federal Bank Holding Company Act") and the Georgia Bank Holding Company Act (the "Georgia Bank Holding Company Act") upon the Company's acquisition of all of the common stock of the Bank on November 27, 1989. The Bank is currently the sole operating subsidiary of the Company.

The Bank's principal sources of income are interest and fees collected on loans, interest and dividends collected on investments, premiums on the sale of loans, and service fees on deposit accounts. The Bank's principal expenses are interest paid on savings, time, NOW and money market deposits, loan loss provision, employee compensation, office expenses, and other overhead expenses.

The Bank operates under the guidance of a three-year Capital Plan, which is updated annually. The Plan represents management's best estimate of the future financial condition of the Bank given achievable loan and other earning asset production. The current Capital Plan projects the Bank's estimated assets, liabilities, net worth, revenues, and expenses throughout the period ending December 31, 1999. Management uses the Capital Plan as a tool to analyze various operating strategies. Most importantly, the Capital Plan gives management of the Bank and the Board of Directors of the Company a measure of the relative success of their strategies on the Bank's profitability. At December 31, 1996, assets of the Bank were $14 million or 16% less than projected by the Plan. Net earnings after taxes in 1996 were $523,336 or 56% less than projected by the Plan. The primary reasons for variances from the Plan in 1996 were slower loan growth than projected, increased costs relative to problem assets, and an unanticipated one-time assessment by the Federal Deposit Insurance Corporation ("FDIC") of approximately $84,000. The updated Plan projects assets of the Bank to reach $95 million by the end of 1997. Net earnings after taxes are projected to be approximately $1,078,000, representing a Return on Average Assets of 1.23%. The foregoing statement is a forward-looking statement which reflects significant assumptions and subjective judgments believed by management to be reasonable as of the date of this Report. It does not constitute a forecast or prediction of actual results, and actual performance and financial results may differ materially from those anticipated due to a variety of factors, including but not limited to (i) increased competition with other financial institutions, (ii) lack of sustained growth in the local economy, (iii) rapid fluctuations in interest rates, and (iv) changes in the legislative and regulatory environment. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation to subsequently update or revise any forward-looking statements after the date of this Report.

                                 MARKET AREA
                                 -----------

The Company and the Bank conduct business from offices located at 9860 Highway 92, P. O. Box 1238, Woodstock, Georgia. The Bank also has a branch location at 1185 North Cobb Parkway, Marietta, Georgia. The Company is authorized to engage in any activity permitted by law to a corporation, subject to applicable federal regulatory restrictions on the activities of bank holding companies. The Bank conducts a general commercial banking business (accepts deposits from the public and makes loans and other investments) in its primary service area, emphasizing the banking needs of individuals and small-to-medium-sized businesses. The Bank's primary service area is all of Cherokee County, Georgia and the northern parts of Cobb and Fulton Counties.

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


                                 COMPETITION
                                 -----------

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

Banks generally compete with other financial institutions through the banking products and services offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and the personal manner in which services are offered. Management anticipates that the Bank will continue to encounter strong competition from most of the financial institutions in the Bank's primary service area. In certain areas of its banking business, the Bank also competes with credit unions, consumer finance companies, insurance companies, money market mutual funds, non-bank lenders and other financial institutions, some of which are not subject to the same degree of regulation and restrictions imposed upon the Bank. Many of these competitors have substantially greater resources and lending limits than the Bank has and offer certain services, such as international banking services and trust services, that the Bank does not provide. Management believes that competitive pricing, a hometown atmosphere and personalized service provide the Bank with a method to compete effectively in the primary service area.


                                 DEPOSITS
                                 --------

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



                               LENDING ACTIVITIES
                               ------------------

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

As of the end of 1996, the Bank's loan portfolio consisted of approximately 7% Consumer Loans, 21% Commercial Loans, 23% U.S. Small Business Administration ("SBA") - Unguaranteed portion of Loans, and 49% Commercial and Residential Real Estate and Construction Loans. The Bank's net loan-to-deposit ratio was approximately 89% as of December 31, 1996.

Total net loans as of December 31, 1996 were $61,853,335, with the percentage of 30 days or greater delinquent loans at year end at 2.93%. The percentage of substandard rated loans was 4.37% of total outstanding loans, which represented 40.68% of risk-based capital. Portions of three loans were classified as doubtful totaling $149,880 and specific reserves were allocated for this amount. No loans were classified as loss. As of December 31, 1996, the Bank had eight borrowers in non-accrual status which totaled $1,444,709. During 1996, the loan loss provision was $373,510, and charge-offs totaled $328,253; recoveries during 1996 amounted to $127,308. The balance in the loan loss reserve account was $858,271, or 1.37% of loans, as of December 31, 1996.

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


                                 INVESTMENT ACTIVITIES
                                 ---------------------

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

                           ASSET/LIABILITY MANAGEMENT
                           --------------------------

It is the objective of the Bank to manage its assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies. Certain officers of the Bank are charged with the responsibility for developing and monitoring policies and procedures that are designed to insure acceptable composition of the asset/liability mix. It is the overall philosophy of management to support asset growth primarily through growth of core deposits, which include deposits of all categories made by individuals, partnerships and corporations. Management of the Bank seeks to invest the largest portion of the Bank's assets in commercial and real estate related loans. The Bank's asset/liability mix is monitored on a timely basis with a report reflecting interest-sensitive assets and interest-sensitive liabilities being prepared and presented to the Bank's Board of Directors on a quarterly basis. The objective of this policy is to manage interest-sensitive assets and liabilities so as to minimize the impact of substantial movements and interest rates on the Bank's earnings. See "Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Interest Rate Sensitivity."


                                 EMPLOYEES
                                 ---------

At December 31, 1996, the Bank employed 40 full-time employees and 6 part-time employees. Certain executive officers of the Bank also serve as the officers of the Company. The Company does not have compensated employees. Neither the Company nor the Bank is a party to a collective bargaining agreement, and, in the opinion of management, the Bank enjoys satisfactory relations with its employees.


                SELECTED STATISTICAL INFORMATION OF THE COMPANY
                -----------------------------------------------

The following statistical information is provided for the Company for the years ended December 31, 1996 and December 31, 1995. This data should be read in conjunction with the information presented under the heading "Item 6 - Management's Discussion and Analysis of Financial Condition" and "Item 7 - Financial Statements" appearing elsewhere in this Report and incorporated herein by reference.


             DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS'
               EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

AVERAGE BALANCES AND NET INCOME ANALYSIS

Table 1 below presents average balances of the Company on a consolidated basis and the interest earned and paid thereon during the years ended December 31, 1996 and 1995.

                                                      TABLE 1

                                                          1996                                    1995
                                         ----------------------------------------------------------------------------
                                                         INTEREST     AVERAGE                    INTEREST     AVERAGE
                                           AVERAGE       INCOME/      YIELD/       AVERAGE       INCOME/      YIELD/
                                           BALANCE       EXPENSE       COST        BALANCE       EXPENSE       COST
                                         -----------    ----------    --------   -----------    ----------    -------
ASSETS

Interest-Earning Assets
  Loan Portfolio(1)                      $55,373,204    $6,473,525     11.69%    $51,902,061    $6,265,591     12.07%
  Investment Securities(2)                 1,608,227        84,357      5.25%      3,027,979       195,914      6.47%
  Federal Funds Sold, Interest-Bearing
    Deposits and Other Investments        12,279,168       696,622      5.67%     10,391,629       611,841      5.89%
                                         -----------    ----------    --------   -----------    ----------    -------
     Total Interest-Earning Assets        69,260,599    $7,254,504     10.47%     65,321,669    $7,073,346     10.83%
Non-Earning Assets                        11,605,219                               9,435,517
                                         -----------                             -----------
     Total Average Assets                $80,865,818                             $74,757,186
                                         ===========                             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-Bearing Liabilities
  NOW Accounts                           $ 4,891,026       122,738      2.51%    $ 4,090,159    $  115,034      2.81%
  Money Market Accouts                     5,241,153       188,132      3.59%      6,056,074       226,210      3.74%
  Savings                                  2,477,314        65,073      2.63%      2,467,441        72,729      2.95%
  Time, $100,000 and Over                 13,992,042       875,902      6.26%     12,463,685       798,922      6.41%
  Other Time                              38,630,867     2,491,916      6.45%     36,500,465     2,309,792      6.33%
                                         -----------    ----------    --------   -----------    ----------    -------
     Total Interest-Bearing Liabilities   65,232,402    $3,743,761      5.74%     61,577,824    $3,522,687      5.72%
Non Interest-Bearing Demand
  Deposits                                 8,480,285                               6,420,676
Other Liabilities                            681,630                               1,126,140
                                         -----------                             -----------
     Total Liabilities                    74,394,317                              69,124,640
Stockholders' Equity                       6,471,501                               5,632,546
                                         -----------                             -----------
Total Average Liabilities and
  Stockholders' Equity                   $80,865,818                             $74,757,186
                                         ===========                             ===========

Net Earning Assets                       $ 4,028,197                             $ 3,743,845

Net Yield on Interest Earning Assets            5.06%                                   5.43%

Net Interest Rate Spread                        4.73%                                   5.11%

Net Interest Margin                      $ 3,510,743                             $ 3,550,659

-----------------------------

(1) When computing yields on interest earning assets, non-accruing loans are included in average loan balances. Additionally, loan fees of $187,432 and $350,011 are included in interest income for the periods ending December 31, 1996 and 1995, respectively.

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

                                    TABLE 2

                                                    Year Ended December 31,               Year Ended December 31,
                                                         1996 vs. 1995                         1995 vs. 1994
                                               ----------------------------------   ------------------------------------
                                                 Increase      Changes Due To        Increase        Changes Due To
                                                (Decrease)    Rate       Volume     (Decrease)      Rate        Volume
                                               -----------  ---------   ---------   ----------   ---------   -----------
Increase (decrease) in:
Income from earning assets:
  Interest and fees on loans                     $207,934   $(211,033)  $418,967    $2,179,488   $ 475,071    $1,704,417
  Interest on investment
    securities                                   (111,557)    (19,699)   (91,858)      (22,161)    (20,344)       (1,817)
  Interest on federal funds sold,
    interest-bearing deposits,
    and other investments                          84,781     (26,395)   111,176       395,404     147,284       248,120
                                                 ---------  ---------   --------    ----------   ---------    ----------
      Total interest income                      $181,158   $(257,127)  $438,285    $2,552,731   $ 602,011    $1,950,720
                                                 ---------  ---------   --------    ----------   ---------    ----------

Expense from interest-bearing liabilities:
  Interest on now accounts                         $7,704    ($14,800)   $22,504        $4,192     $11,372       ($7,180)
  Interest on money market accounts               (38,078)     (7,600)   (30,478)       51,502       9,388        42,114
  Interest on savings accounts                     (7,656)     (7,947)       291        (3,320)      4,716        (8,036)
  Interest on time deposits, $100,000 & over       76,980     (20,988)    97,968       490,261     272,895       217,366
  Interest on other time deposits                 182,124      47,270    134,854     1,178,434     434,176       744,258
                                                 ---------  ---------   --------    ----------   ---------    ----------
      Total interest expense                     $221,074   $  (4,065)  $225,139    $1,721,069   $ 732,547    $  988,522
                                                 ---------  ---------   --------    ----------   ---------    ----------
      Net interest income                        $(39,916)  $(253,062)  $213,146    $  831,662   $(130,536)   $  962,198
                                                 =========  =========   ========    ==========   =========    ==========

                                 LOAN PORTFOLIO

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

Table 3 below presents the maturity date distribution of the loans at December 31, 1996.

                                    TABLE 3

                            AS OF DECEMBER 31, 1996
                                (IN THOUSANDS)

                            ONE YEAR     GREATER THAN 1 YEAR
                             OR LESS        TO FIVE YEARS          GREATER THAN 5 YEARS
                            --------     --------------------   ---------------------------
                                          Fixed    Adjustable   Fixed    Adjustable
                                          Rate        Rate      Rate        Rate       TOTAL
                                         -------   ----------   ------   ----------   -------
Commercial                   $ 8,619     $ 4,215      $1,883    $    0     $   764    $15,481
Real Estate-Construction       9,518         637         844         0           0     10,999
All Other Loans                6,426       6,221       6,526     1,189      15,870     36,232
                             -------     -------      ------    ------     -------    -------
Total                        $24,563     $11,073      $9,253    $1,189     $16,634    $62,712
                             =======     =======      ======    ======     =======    =======

TYPES OF LOANS

Table 4 below presents the loan portfolio stratified by type and the corresponding percentage of total loans as of December 31, 1996 and 1995.

                                    TABLE 4

                                      1996                               1995
                            ------------------------           ------------------------
                                         % OF TOTAL                         % OF TOTAL
                               TOTAL        LOAN                  TOTAL        LOAN
                               LOANS      PORTFOLIO               LOANS      PORTFOLIO
                            -----------  -----------           -----------  -----------
Real Estate Construction    $ 9,606,039       15.32%           $ 9,570,279       17.43%
Real Estate Mortgage         20,872,411       33.28%            19,311,092       35.16%
SBA -- Unguaranteed          14,672,519       23.40%            12,923,486       23.53%
Commercial                   13,101,300       20.89%             8,644,335       15.74%
Consumer                      4,459,337        7.11%             4,473,027        8.14%
                            -----------      ------            -----------      ------
  Total Loans               $62,711,606      100.00%           $54,922,219      100.00%
                            ===========      ======            ===========      ======

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

Effective January 1, 1995, the Bank accounts for impaired loans in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure." The adoption of these standards did not have a material effect on the consolidated financial statements. For a further description of SFAS 114 and SFAS 118, see Footnote 1 in the financial section of the Registrant's 1996 Annual Report to Shareholders which is incorporated herein by reference.

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

As of December 31, 1996 the Bank had eight borrowers on nonaccrual status in the amount of $1,444,709 or 2.30% of total loans. Two borrowers account for $1,251,844 or 87% of total nonaccrual loans. The largest nonaccrual loan, in the amount of $736,439, is collaterized by commercial real estate and a convenience store valued at $600,000. A specific reserve has been allocated to adjust the asset value to the appraised value. The Bank foreclosed on the property in February 1997. While the property is not yet under contract, management is currently negotiating with several interested parties. It is anticipated that the property will be sold in the near future at no loss to the Bank. The second largest nonaccrual loan, with a balance of $515,405, is collaterized by property valued at $1,421,100. The borrower is currently making payments in accordance with an approved bankruptcy plan and the loan was transferred back to accrual status in 1997. Management anticipates full recovery of all principal and interest established by the original loan agreement. No material loss is anticipated on the resolution of the other six borrowers classified as nonaccrual. Had the loans been current in accordance with their original terms, the gross interest that would have been recorded as of December 31, 1996 is approximately $127,000. The amount of interest income on these loans that was included in net earnings for the year ended December 31, 1996 was approximately $139,000. There were no loans past due greater than 90 days and still accruing as of December 31, 1996. Loans past due greater than 30 days but less than 90 days amounted to $1,823,981, or 2.93% of total loans at the end of 1996. There were no restructured loans as of December 31, 1996.

As of December 31, 1995, nine borrowers were classified as nonaccrual totaling $1,774,778 or 3.23% of total loans. Two loans, totaling $20,310, were past due greater than 90 days and still accruing interest at December 31, 1995. One loan was pending renewal at that date. The borrower on the other loan had declared bankruptcy as of December 31, 1995, but management had not received the bankruptcy plan at that date. Loans past due greater than 30 days but less than 90 days amounted to $992,619, or 1.82%, of total loans and there were no restructured loans as of December 31, 1995.

The Bank had two properties classified as Other Real Estate Owned totaling $625,638 as of December 31, 1996. The largest of these properties has a balance of $510,047, an appraised value of $515,000, and consists of 95 acres of land in Cherokee County. The property has been under various contracts, none of which would have resulted in a loss to the Bank. The most recent contract expired December 15, 1996. For miscellaneous reasons, a sale has not been consummated. Currently, two separate developers are actively evaluating a contract and management still believes this property will be sold with no loss. No material loss is anticipated on the resolution of the other property either. As of December 31, 1996, the Bank had repossessed six vehicles with a fair value totaling $37,472. No material loss is anticipated on the sale of these vehicles.


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

Management reviews all loans in the portfolio to identify potential loan problems. Loans are evaluated on an individual basis, and after considering the financial strength of the borrower, appraisals and other estimates of collateral value, specific reserves are provided where appropriate. Additionally, general reserves are provided for all other loans not identified as potential problem loans to provide for risk of loss inherent in the remaining loan portfolio. Changing economic conditions affecting the Company's market or borrowers may result in changes to management's periodic estimates, appraisals, and evaluation of loans and the allowance for loan losses. For additional information regarding this topic, see "Item 6 - Management's Discussion and Analysis of Financial Condition - Allowance for Loan Losses," which is incorporated by reference to the section of the same heading in the Company's 1996 Annual Report to Shareholders.

Table 5 below presents the activity in the allowance for loan losses for each of the periods ended December 31, 1996 and 1995. With respect to the information presented in Table 6, the Bank provides specific allocations as a precautionary measure if it is anticipated that a particular loan may deteriorate or on a group of loans that have a significant risk level or have suffered a notable level of losses in the past. As a matter of policy, potential problem loans are individually reviewed to determine the appropriate level of specific reserve, if any. At December 31, 1996, three loans were considered impaired requiring specific reserves totaling $149,880. For allocation purposes, the specific reserves are appropriated directly to the category the individual loan is in. Effective 1996, the remaining allowance, less any surplus in the allowance based on an internal analysis, is attributed to the loan categories based on the relative percentage of the particular category to total loans. Any surplus is considered unallocated. At December 31, 1995, the Bank had no loans that required specific allocations and 100% of the allowance was unallocated.

                                    TABLE 5

                                                    1996             1995
                                                  --------         --------
Balance at the Beginning of Year                  $685,706         $461,030
Charge-offs:
     Real Estate Construction                            0                0
     Real Estate Mortgage                                0                0
     SBA - Unguaranteed                                  0                0
     Commercial                                    182,161           31,008
     Consumer                                      146,092           33,086
                                                  --------         --------
Total Charge-offs                                  328,253           64,094
Recoveries:
     Real Estate Construction                           41                0
     Real Estate Mortgage                                0           15,236
     SBA - Unguaranteed                                  0                0
     Commercial                                    104,999           11,497
     Consumer                                       22,268            6,566
                                                  --------         --------
Total Recoveries                                   127,308           33,299
     Net Chargeoffs                                200,945           30,795
Provision for Loan Losses                          373,510          255,471
                                                  --------         --------
Balance at the End of Year                        $858,271         $685,706
                                                  ========         ========
Percentage of Allowance for Loan Loss to Loans
     Outstanding as of Year End                       1.37%            1.25%
Ratio of Net Charge-offs to Average
     Loans Outstanding During the Year                0.36%            0.06%
                                                     =====             ====


                                    TABLE 6

                                                  1996                               1995
                                        --------------------------         --------------------------
                                                           % of                               % of
                                                           Loss                               Loss
                                         Amount          Allocated          Amount          Allocated
                                        --------         ---------         ---------        ---------
Real Estate Construction                $ 93,192           10.86%                 $0           0.00%
Real Estate Mortgage                     202,492           23.59%                  0           0.00%
SBA - Unguaranteed                       174,092           20.28%                  0           0.00%
Commercial                               245,233           28.58%                  0           0.00%
Consumer                                  43,262            5.04%                  0           0.00%
Unallocated                              100,000           11.65%            685,706         100.00%
                                        --------          -------           --------         -------
   Total Allowance for Loan Losses      $858,271          100.00%           $685,706         100.00%
                                        ========          =======           ========         =======

                             INVESTMENT PORTFOLIO

Table 7 below sets forth the fair value of investment securities at December 31, 1996 and 1995.


                                    TABLE 7

                                   1996      1995
                                 --------  --------
    U.S. Government Agencies     $500,000  $495,409
    Mortgage-backed Securities    293,735   489,174
                                 --------  --------
    Total Investment Securities  $793,735  $984,583
                                 ========  ========

The fair value at December 31, 1996 includes a $7,330 market value increase for net unrealized gains while the fair value at December 31, 1995 includes a $10,517 market value increase for net unrealized gains in the investment portfolio as required by Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities". For a further description of SFAS 115 and the impact on the Bank, see Footnote 1 in the financial section of the Registrant's 1996 Annual Report to Shareholders which is incorporated herein by reference. Table 8 below presents the maturities, weighted average yields and total carrying value of the Bank's investments as of December 31, 1996.

                                    TABLE 8

                                                        AFTER                 AFTER
                                                       ONE YEAR             FIVE YEARS
                                  ONE YEAR             THROUGH               THROUGH              AFTER
                                  OR LESS             FIVE YEARS             TEN YEARS          TEN YEARS            TOTAL
                             -------------------   -------------------   -----------------   ----------------   ------------------
                                        WEIGHTED              WEIGHTED            WEIGHTED           WEIGHTED             WEIGHTED
                             ---------  AVERAGE    ---------  AVERAGE    -------  AVERAGE    ------  AVERAGE    --------  AVERAGE
                              AMOUNT     YIELD      AMOUNT     YIELD     AMOUNT    YIELD     AMOUNT   YIELD      AMOUNT    YIELD
                             ---------  --------   ---------  --------   -------  --------   ------  --------   --------  --------
U.S. Government Agencies      $      0      0.00%   $500,000      6.62%       $0      0.00%      $0      0.00%  $500,000      6.62%
Mortgage-backed
  Securities                   220,248      7.00%     73,487      9.19%        0      0.00%       0      0.00%   293,735      7.55%
                              --------      ----    --------      ----        --      ----       --      ----   --------      ----
Total Investment
  Securities                  $220,248      7.00%   $573,487      6.95%       $0      0.00%      $0      0.00%  $793,735      6.96%
                              ========      ====    ========      ====        ==      ====       ==      ====   ========      ====

                                    DEPOSITS

Table 9 below presents the average amounts of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits, and time deposits, for the periods indicated.

                                    TABLE 9

                                                       Year Ended December 31,
                                          --------------------------------------------------
                                                    1996                        1995
                                          -----------------------    -----------------------
                                                         Weighted                   Weighted
                                                          Average                    Average
                                             Amount        Rate         Amount        Rate
                                          -----------    --------    -----------    --------
Non Interest-bearing demand deposits      $ 8,480,285       N/A      $ 6,420,676        N/A
Interest-bearing demand deposits           10,132,179      3.06%      10,146,233       3.36%
Savings deposits                            2,477,314      2.63%       2,467,441       2.95%
Time deposits                              52,622,909      6.39%      48,964,150       6.35%
                                          -----------                -----------
     Total Deposits                       $73,712,687                $67,998,500
                                          ===========                ===========

The amounts of time certificates of deposit issued in amounts greater than or equal to $100,000 or more as of December 31, 1996, are shown below by category, which is based on time remaining until maturity of (a) three months or less, (b) over three through six months, (c) over six through twelve months, and (d) over twelve months.

                                         (Dollars in
                                          Thousands)
                                         ------------

       Three months or less                  $ 3,889
       Over three through six months           2,400
       Over six through twelve months          2,052
       Over twelve months                      3,135
                                             -------
         Total                               $11,476
                                             -------


For a further description of the average amount of and the average rate paid on various deposit categories which are in excess of 10% of average total deposits, see "Item 6 - Management's Discussion and Analysis of Financial Condition - Deposits," which is incorporated by reference to the section of the same heading in the Company's 1996 Annual Report to Shareholders.

                          RETURN ON ASSETS AND EQUITY

Table 10 below illustrates return on assets (net earnings divided by average total assets), return on equity (net earnings divided by average stockholders' equity) and stockholders' equity to assets ratio (average stockholders' equity divided by average total assets) for the periods ended December 31, 1996 and 1995. The Company did not pay cash dividends to shareholders during 1996 and 1995.

                                    TABLE 10

                                  1996    1995
                                  ----   -----
Return on Assets                   .52%   1.44%
Return on Equity                  6.46%  19.12%
Stockholders' Equity to Assets    8.69%   7.43%


                          SUPERVISION AND REGULATION
                          --------------------------

    The following discussion sets forth the material elements of the regulatory framework applicable to banks and bank holding companies and provides certain specific information related to the Company.

GENERAL

The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). As such, the Company and its non-bank subsidiaries are subject to the supervision, examination, and reporting requirements of the BHC Act and the regulations of the Federal Reserve.

The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before: (a) it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control more than 5% of the voting shares of the bank; (b) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank; or (c) it may merge or consolidate with any other bank holding company.

The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy, which is discussed below.

The BHC Act, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), which became effective on September 29, 1995, repealed the prior statutory restrictions on interstate acquisitions of banks by bank holding companies, such that the Company, and any other bank holding company located in Georgia may now acquire a bank located in any other state, and any bank holding company located outside Georgia may lawfully acquire any Georgia-based bank, regardless of state law to the contrary, in either case subject to certain deposit-percentage, aging requirements, and other restrictions. The Interstate Banking Act also generally provides that, after June 1, 1997, national and state-chartered banks may branch interstate through acquisitions of banks in other states. By adopting legislation prior to that date, a state has the ability either to "opt in" and accelerate the date after which interstate branching is permissible or "opt out" and prohibit interstate branching altogether.

In February 1996, the Georgia Legislature adopted the "Georgia Interstate Branching Act" effective June 1, 1997. The Georgia Interstate Branching Act will permit Georgia-based banks and bank holding companies owning or acquiring banks outside of Georgia and all non-Georgia banks and bank holding companies owning or acquiring banks in Georgia to merge any lawfully acquired bank into an interstate branch network. The Georgia Interstate Branching Act also allows banks to establish de novo branches on a limited basis beginning July 1, 1996. Beginning July 1, 1998, the number of de novo branches which may be established will no longer be limited.

The BHC Act generally prohibits the Company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. For example, factoring accounts receivable, acquiring or servicing loans, leasing personal property, conducting discount securities brokerage activities, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions, and performing certain insurance underwriting activities all have been determined by the Federal Reserve to be permissible activities of bank holding companies. The BHC Act does not place territorial limitations on permissible non-banking activities of bank holding companies. Despite prior approval, the Federal Reserve has the power to order a holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company.

The bank subsidiary of the Company is a member of the Federal Deposit Insurance Corporation (the "FDIC"), and as such, its deposits are insured by the FDIC to the maximum extent provided by law. Such subsidiary is also subject to numerous state and federal statutes and regulations that affect its business, activities, and operations, and it is supervised and examined by one or more state or federal bank regulatory agencies.

The Office of the Comptroller of the Currency (the "OCC") regularly examines the operations of the Bank and is given authority to approve or disapprove mergers, consolidations, the establishment of branches, and similar corporate actions. The OCC also has the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

PAYMENT OF DIVIDENDS

The Company is a legal entity separate and distinct from its banking subsidiary. The principal sources of cash flow of the Company, including cash flow to pay dividends to its shareholders, are dividends by the Bank. There are statutory and regulatory limitations on the payment of dividends by the Bank to the Company as well as by the Company to its shareholders.

If, in the opinion of the federal banking regulator, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such institution cease and desist from such practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. See "-- Prompt Corrective Action." Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

At December 31, 1996, under dividend restrictions imposed under federal and state laws, the Bank, without obtaining governmental approvals, could declare aggregate dividends to the Company of approximately $1,061,000.

The payment of dividends by the Company and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

CAPITAL ADEQUACY

The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve and the appropriate federal banking regulator in the case of Bank. There are two basic measures of capital adequacy for bank holding companies that have been promulgated by the Federal Reserve: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company to be considered in compliance.

The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

The minimum guideline for the ratio (the "Total Risk-Based Capital Ratio") of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%. At least half of Total Capital must comprise common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves ("Tier 2 Capital"). At December 31, 1996, the Company's consolidated Total Risk-Based Capital Ratio and its Tier 1 Risk-Based Capital Ratio (i.e., the ratio of Tier 1 Capital to risk-weighted assets) were 10.56% and 9.33%, respectively.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio (the "Leverage Ratio") of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The Company's Leverage Ratio at December 31, 1996 was 7.29%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital Leverage Ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

The Bank is subject to risk-based and leverage capital requirements adopted by the OCC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

The Bank was in compliance with applicable minimum capital requirements as of December 31, 1996. The Company has not been advised by any federal banking agency of any specific minimum capital ratio requirement applicable to it or its subsidiary depository institution.

Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described below, substantial additional restrictions can be imposed upon FDIC-insured depository institutions that fail to meet applicable capital requirements. See "-- Prompt Corrective Action."

The federal bank regulators continue to indicate their desire to raise capital requirements applicable to banking organizations beyond their current levels.
In this regard, the Federal Reserve and the FDIC have, pursuant to FDICIA, recently adopted final regulations, which will become mandatory on January 1, 1998, requiring regulators to consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the evaluation of a bank's capital adequacy. The bank regulatory agencies have concurrently proposed a methodology for evaluating interest rate risk which would require banks with excessive interest rate risk exposure to hold additional amounts of capital against such exposures. The market risk rules will apply to any bank or bank holding company whose trading activity equals 10% or more of its total assets, or whose trading activity equals $1 billion or more.

SUPPORT OF SUBSIDIARY INSTITUTIONS

Under Federal Reserve policy, the Company is expected to act as a source of financial strength for, and to commit resources to support, each of its banking subsidiaries. This support may be required at times when, absent such Federal Reserve policy, the Company may not be inclined to provide it. In addition, any capital loans by a bank holding company to any of its banking subsidiaries are subordinate in right of payment to deposits and to certain other indebtedness of such banks. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Under the Federal Deposit Insurance Act ("FDIA"), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989, in connection with
(a) the default of a commonly controlled FDIC-insured depository institution or
(b) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver, and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. The FDIC's claim for damages is superior to claims of shareholders of the insured depository institution or its holding company, but is subordinate to claims of depositors, secured creditors, and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution. The subsidiary depository institutions of the Company are subject to these cross-guarantee provisions. As a result, any loss suffered by the FDIC in respect of these subsidiaries would likely result in assertion of the cross-guarantee provisions, the assessment of such estimated losses against the depository institution's banking affiliates, and a potential loss of the Company's investment in such other subsidiary depository institutions.

PROMPT CORRECTIVE ACTION

FDICIA establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, which became effective in December 1992, the federal banking regulators are required to establish five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) and to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the institution is placed. Generally, subject to a narrow exception, FDICIA requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

The capital levels established for each of the categories are as follows:

                                                               Tier 1
                                                Total           Risk-
                               Tier 1         Risk-Based        Based
Capital Category               Capital          Capital        Capital              Other
----------------             ----------       -----------    ------------     -------------------
Well Capitalized             5% or more       10% or more    6% or more       Not subject to
                                                                              a capital directive

Adequately Capitalized       4% or more       8% or more     4% or more                       --

Undercapitalized             less than 4%     less than 8%   less than 4%                     --

Significantly
 Undercapitalized            less than 3%     less than 6%   less than 3%                     --

Critically
 Undercapitalized            2% or less                 --             --                     --
                             tangible equity

For purposes of the regulation, the term "tangible equity" includes core capital elements counted as Tier 1 Capital for purposes of the risk-based capital standards, plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus all intangible assets with certain exceptions. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. Under FDICIA, a bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to certain limitations. The obligation of a controlling holding company under FDICIA to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. In addition, the appropriate federal banking agency is given authority with respect to any undercapitalized depository institution to take any of the actions it is required to or may take with respect to a significantly undercapitalized institution as described below if it determines "that those actions are necessary to carry out the purpose" of FDICIA.

At December 31, 1996, the Bank had the requisite capital levels to qualify as well capitalized.

FDIC INSURANCE ASSESSMENTS

Pursuant to FDICIA, the FDIC adopted a new risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The new system, which went into effect on January 1, 1994, assigns an institution to one of three capital categories: (a) well capitalized; (b) adequately capitalized; and (c) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned. Under the final risk-based assessment system, as well as the prior transitional system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates for members of both the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") for the first half of 1995, as they had during 1994, ranged from 23 basis points (0.23% of deposits) for an institution in the highest category (i.e., "well capitalized" and "healthy") to 31 basis points (0.31% of deposits) for an institution in the lowest category (i.e., "undercapitalized" and "substantial supervisory concern"). These rates were established for both funds to achieve a designated ratio of reserves to insured deposits (i.e., 1.25%) within a specified period of time.

Once the designated ratio for the BIF was reached in May 1995, the FDIC reduced the assessment rate applicable to BIF deposits in two stages, so that, beginning 1996, the deposit insurance premiums for 92% of all BIF members in the highest capital and supervisory categories were set at $2,000 per year, regardless of deposit size. The FDIC elected to retain the existing assessment rate range of 23 to 31 basis points for SAIF members for the foreseeable future given the undercapitalized nature of that insurance fund.

Recognizing that the disparity between the SAIF and BIF premium rates had adverse consequences for SAIF-insured institutions and other banks with SAIF assessed deposits, including reduced earnings and an impaired ability to raise funds in capital markets and to attract deposits, on July 28, 1995, the FDIC, the Treasury Department, and the Office of Thrift Supervision released statements outlining a proposed plan to recapitalize the SAIF, the principal feature of which was a special one-time assessment on depository institutions holding SAIF-insured deposits, which was intended to recapitalize the SAIF at a reserve ratio of 1.25%. This proposal contemplated elimination of the disparity between the assessment rates on BIF and SAIF deposits following recapitalization of the SAIF.

A variation of this proposal designated the Deposit Insurance Funds Act of 1996 (the "Funds Act") was enacted by Congress as part of the omnibus budget legislation and signed into law on September 30, 1996. As directed by the Funds Act, the FDIC implemented a special one-time assessment of approximately 65.7 basis points (0.657%) on a depository institution's SAIF-insured deposits held as of March 31, 1995 (or approximately 52.6 basis points on SAIF deposits acquired by banks in certain qualifying transactions). The Company recorded a charge against earnings for the special assessment in the quarter ended September 30, 1996 in the pre-tax amount of approximately $84,000.

In addition, the FDIC proposed a revision in the SAIF assessment rate schedule that effected, as of October 1, 1996 (a) a widening in the assessment rate spread among institutions in the different capital and risk assessment categories, (b) an overall reduction of the assessment rate range assessable on SAIF deposits of from 0 to 27 basis points, and (c) a special interim assessment rate range for the last quarter of 1996 of from 18 to 27 basis points on institutions subject to FICO assessments. Effective January 1, 1997, FICO assessments will be imposed on both BIF- and SAIF-insured deposits in annual amounts presently estimated at 1.29 basis points and 6.44 basis points, respectively. Beginning in January, 2000, BIF- and SAIF- insured institutions will share the FICO interest costs at equal rates currently estimated 2.43 basis points. The Company anticipates that the net effect of the decrease in the premium assessment rate on SAIF deposits will result in a reduction in its total deposit insurance premium assessments for the years 1997 through 1999, assuming no further changes in announced premium assessment rates. The Funds Act further provides that BIF and SAIF are to be merged, creating the "Deposit Insurance Fund," on January 1, 1999, provided that bank and savings association charters are combined by that date.

Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

PROPOSED LEGISLATION AND REGULATORY ACTION

New regulations and statutes are regularly proposed which contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. It cannot be predicted whether or what form any proposed regulation or statute will be adopted or the extent to which the business of the Company may be affected by such regulation or statute.


ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

The operations of the Company and the Bank's main office operations are conducted from a facility located north of the intersection of Interstate 575 and U.S. Highway 92, Woodstock, Georgia.

The main office building was completed in November, 1990. The building consists of three floors with a total of 20,000 square feet and is fully occupied. An addition of approximately 1,800 square feet is being added over the drive-in facility during 1997 at a cost of approximately $150,000. Management believes this expansion will be sufficient for the expected growth over the next five-year period.

The original cost of construction of the main office building was approximately $1,310,000. The cost of furnishing this building, including teller facilities, vault door, safe deposit boxes and other necessary furniture, fixtures and equipment was originally $350,000. An elevator was installed during 1995 at a cost of approximately $53,000. The net book values of the building and equipment as of December 31, 1996, were $1,216,545 and $230,959 respectively.

The main office building has two fully equipped drive-in lanes. The drive-in teller station is inside the building and serves four outside lanes.

The main office building is located on leased property owned by a member of the Board of Directors of the Company and the Bank. The ground lease was submitted as a part of the Bank's charter application, and was approved by the OCC, the Bank's primary federal supervisory authority. The initial term of the lease is for twenty years with four five-year extension periods. Monthly rentals were $3,856 per month through September 1993, $4,214 during the fourth year, and increase 3% per year thereafter. The lease also provides a purchase option that may be exercised periodically at five-year intervals during the period from 1999 to 2029. The Bank paid $55,393 in total rentals under the ground lease during 1996. Management believes the lease agreement is fair and in the best interest of the Company.

The branch land and the building, which was originally constructed in 1974, were purchased in 1992. The building is a one-story block building with a total of 2,400 square feet which is fully occupied by branch operations. The site is considered typical of branch banks constructed in the early 1970s and is located in a semi-urban area. Extensive remodeling was done to the interior and exterior of the building in 1993. The net book values of the land, building, and equipment as of December 31, 1996 were $185,201, $286,342, and $83,284, respectively.

Management believes all properties owned or leased by the Bank or the Company are adequately covered by insurance. Neither the Bank nor the Company invests in real estate, interests in real estate, securities of or interests in persons primarily engaged in real estate activities. As part of its business, the Bank regularly makes construction loans for residential real estate properties. The Bank occasionally originates residential mortgage loans. See "Part I - Item 1 - Description of Business - Lending Activities."

ITEM 3.  LEGAL PROCEEDINGS.
--------------------------

Neither the Company nor the Bank is a party to any pending legal proceedings which management believes would have a material effect upon the operations or financial condition of the Company or the Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

None.

                                 PART II
                                 -------


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-----------------------------------------------------------------

The response to this item is incorporated herein by reference to information appearing under the heading "Market Price and Dividend Information" in the Registrant's 1996 Annual Report to Shareholders. The Registrant did not have any unregistered sales of equity securities during 1996, 1995 or 1994.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.
---------------------------------------------

The response to this item is incorporated herein by reference to information appearing under the heading "Management's Discussion and Analysis" in the Registrant's 1996 Annual Report to Shareholders.


ITEM 7.  FINANCIAL STATEMENTS.
-----------------------------

The following report and statements are included in the financial section of the Registrant's 1996 Annual Report to Shareholders and are incorporated herein by reference:

     (i)    Report of  Porter, Keadle, Moore, LLP.

     (ii)   Consolidated Balance Sheets as of December 31, 1996 and 1995.

     (iii) Consolidated Statements of Earnings for Years Ended December 31, 1996, 1995, and 1994.

     (iv) Consolidated Statements of Stockholders' Equity for Years Ended December 31, 1996, 1995, and 1994.

     (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995, and 1994.

     (vi)   Notes to Consolidated Financial Statements.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         --------------------

None.

                                 PART III
                                 --------

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
----------------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
         -------------------------------------------------

The response to this item is included in the information set forth under the captions "Election of Directors" and "Principal Shareholders" in the Proxy Statement to be used in connection with the Company's 1997 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION.
--------------------------------

The response to this item is included in the information contained under the caption "Director and Executive Compensation" in the Proxy Statement to be used in connection with the Company's 1997 Annual Meeting of Shareholders' and is incorporated herein by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

The response to this item is included in the information contained under the caption "Principal Shareholders" in the Proxy Statement to be used in connection with the Company's 1997 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

The response to this item is included in the information contained under the caption "Certain Relationships and Related Transactions" in the Proxy Statement to be used in connection with the Company's 1997 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K.
------------------------------------------------


    (A)  EXHIBITS
         --------

    Exhibit
    Number         Description
    ------         -----------

     3.1(1)        Articles of Incorporation
     3.2(2)        Bylaws, as amended through March 29, 1994
    10.1(3)(4)     Employment Agreement (Carl Hames) dated May 11, 1995
    10.2(1)        Form of Organizers' Stock Warrant Agreement
    10.3(1)        Agreement for Lease/Purchase of Real Property for Bank
                   Premises
    10.4(1)        Form of Escrow Agreement
    10.5(1)(3)     Form of Key Employee Stock Option Plan
    13.1           Annual Report to Shareholders for the fiscal year ended
                   December 31, 1996.  Only those portions of the 1996 Annual
                   Report to Shareholders that are specifically incorporated by reference into this report on Form 10-KSB shall be deemed
                   filed as an exhibit hereto.  The consolidated financial
                   statements, notes thereto and the independent certified
                   public accountants' report thereon that are incorporated by reference in Item 7 hereof are included as part of Exhibit
                   13.1.
    21             Subsidiary of First Cherokee Bancshares, Inc.
    24             Power of attorney (see signature page to this Annual Report on Form 10-KSB).
    27             Financial Data Schedule

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

(B)  REPORTS ON FORM 8-K
     -------------------

          None.

                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15(d) of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


FIRST CHEROKEE BANCSHARES, INC.


By:   /S/ Carl C. Hames, Jr.                            Date:  March 24, 1997
     -----------------------------
     Carl C. Hames, Jr., President



                                 POWER OF ATTORNEY
                                 -----------------

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

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

   SIGNATURE                    TITLE                    DATE
   ---------                    -----                    ----

/S/ Alan D. Bobo              Director              March 24, 1997
----------------------------
Alan D. Bobo

/S/ Elwin K. Bobo             Director              March 24, 1997
----------------------------
Elwin K. Bobo

/S/ Michael A. Edwards        Director              March 24, 1997
----------------------------
Michael A. Edwards

/S/ Stanley Fitts             Director              March 24, 1997
----------------------------
Stanley Fitts

/S/ Russell L. Flynn          Director              March 24, 1997
----------------------------
Russell L. Flynn

/S/ Carl C. Hames, Jr.        President, Principal  March 24, 1997
----------------------------  Executive Officer,
Carl C. Hames, Jr.            and Director

/S/ C. Garry Haygood          Director              March 24, 1997
----------------------------
C. Garry Haygood

/S/ Thomas D. Hopkins, Jr.    Director and          March 24, 1997
----------------------------  Secretary
Thomas D. Hopkins, Jr.

/S/ Bobby R. Hubbard          Director              March 24, 1997
----------------------------
Bobby R. Hubbard

/S/ Dennis W. Lord            Director              March 24, 1997
----------------------------
Dennis W. Lord

/S/ Larry R. Lusk             Director              March 24, 1997
----------------------------
Larry R. Lusk

/S/ Dr. Stuart R. Tasman      Director              March 24, 1997
----------------------------
Dr. Stuart R. Tasman

/S/ Kitty A. Kendrick         Principal             March 24, 1997
----------------------------  Accounting
Kitty A. Kendrick             and Financial Officer

                                 EXHIBIT INDEX

  Exhibit                                                                                       Page
   Number    Description                                                                       Number
-----------  -----------                                                                       ------
  3.1(1)     Articles of Incorporation.......................................................    N/A
  3.2(2)     Bylaws, as amended through March 29, 1994.......................................    N/A
 10.1(3)(4)  Employment Agreement (Carl Hames) dated May 11, 1995............................    N/A
 10.2(1)     Form of Organizers' Stock Warrant Agreement.....................................    N/A
 10.3(1)     Agreement for Lease/Purchase of Real Property for Bank Premises.................    N/A
 10.4(1)     Form of Escrow Agreement........................................................    N/A
 10.5(1)(3)  Form of Key Employee Stock Option Plan..........................................    N/A
 13.1        Annual Report to Shareholders for the fiscal year ended
              December 31, 1996.  Only those portions of the 1996
              Annual Report to Shareholders that are specifically incorporated by reference into this report on Form 10-KSB shall be deemed filed as an exhibit hereto.  The consolidated financial statements, notes thereto and the independent certified public accountants'
              report thereon that are incorporated by reference in Item 7 hereof
              are included as part of Exhibit 13.1...........................................    ___
 21          Subsidiary of First Cherokee Bancshares, Inc....................................    ___
 24          Power of attorney (See signature page to this Annual Report on Form 10-KSB).....    ___
 27          Financial Data Schedule.........................................................    ___

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