Form 10QSB
period 1997-03-31
FIRST CHEROKEE BANCSHARES INC
filed 1997-05-12
CIK 841545

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
        X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        -                SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1997

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

                   9860 Highway 92, Woodstock, Georgia 30188
                   -----------------------------------------
                   (Address of principal executive offices)

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

X Yes      No
-        -

The number of shares outstanding of registrant's common stock par value $1.00 per share at March 31, 1997 was 582,304 shares.

                         First Cherokee Bancshares, Inc.
                         Quarterly Report on Form 10-QSB
                      For the Quarter Ended March 31, 1997

                                      Index
                                      -----


                                                                                           Page No.
                                                                                           --------
Part I.  Financial Information

         Consolidated Financial Statements (unaudited)
         Consolidated Balance Sheet at March 31, 1997                                         2

         Consolidated Statements of Earnings (unaudited)
         for the three months ended March 31, 1997 and 1996                                   3

         Consolidated Statements of Cash Flows (unaudited)
         for the three months ended March 31, 1997 and 1996                                   4

         Notes to Consolidated Financial Statements (unaudited)                               5

Item 2.  Management's Discussion and Analysis of Financial Condition                          6
         and Results of Operations

Part II. Other Information

Item 1.  Legal Proceedings                                                                    10

Item 2.  Changes in Securities                                                                10

Item 3.  Defaults Upon Senior Securities                                                      10

Item 4.  Submission of Matters to a Vote of  Security Holders                                 10

Item 5.  Other Information                                                                    10

Item 6.  Exhibits and Reports on Form 8-K                                                     10

Item 7.  Signatures                                                                           12


                         First Cherokee Bancshares, Inc.
                           Consolidated Balance Sheet
                                 March 31, 1997
                                   (Unaudited)


                               Assets
                               ------
          Cash & due from banks, including $7,167,824
            bearing interest                                                          $9,863,748
          Federal funds sold                                                             280,000
                                                                                         -------
                             Total cash & cash equivalents                            10,143,748
          Investment securities available for sale,
            at fair value                                                                650,978
          Loans, less allowance for loan losses
             of $899,495                                                              63,187,559
          Premises and equipment, net                                                  2,412,819
          Accrued interest receivable and other assets                                 6,830,670
                                                                                       ---------
                   Total Assets                                                      $83,225,774
                                                                                     ===========

          Liabilities and Stockholders' Equity
          ------------------------------------
          Liabilities:
          Deposits:
              Interest-bearing deposits                                              $65,820,467
              Noninterest-bearing deposits                                             9,558,782
                                                                                       ---------
                             Total deposits                                           75,379,249
          Accrued interest payable and other liabilities                                 856,579
                                                                                         -------
                   Total Liabilities                                                  76,235,828
                                                                                      ----------

          Stockholders' Equity:
               Common stock ($1 par value; 10,000,000
                 shares authorized, 591,544 shares issued)                               591,544
               Additional paid-in-capital                                              5,273,257
               Retained earnings                                                       1,210,624
               Treasury Stock (9,240 shares acquired
               at cost)                                                                  (84,000)
               Unrealized gains on available for
                 sale securities, net of tax effect                                       (1,479)
                                                                                         -------
                   Total Stockholders' Equity                                          6,989,946
                                                                                       ---------
               Total Liabilities and Stockholders' Equity                            $83,225,774
                                                                                     ===========


                 See notes to consolidated financial statements

                        First Cherokee Bancshares, Inc.
                      Consolidated Statements of Earnings
                     For the three months ended March 31,
                                  (Unaudited)


                                                            1997             1996
                                                            ----             ----
Interest income:
   Interest and fees on loans                            $1,618,942       $1,441,280
   Interest on investment securities                         13,774           21,541
   Interest on federal funds sold/overnight funds            61,257          186,939
                                                             ------          -------
       Total interest income                              1,693,973        1,649,760

Interest expense on deposits                                851,079          961,950
                                                            -------          -------
Net interest income                                         842,894          687,810
Provision for loan losses                                    72,335           39,997
                                                             ------           ------
Net interest income after provision
   for loan losses                                          770,559          647,813
                                                            -------          -------
Other income:
   Gain on sale of investment securities                          0                0
   Gain on sales of loans                                   177,334          411,253
   Service charges on deposit accounts
     and other income                                       221,314          132,678
                                                            -------          -------
     Total other income                                     398,648          543,931
                                                            -------          -------
Other expense:
   Salaries and employee benefits                           485,011          491,356
   Occupancy                                                120,514          135,170
   Other operating expense                                  322,775          277,719
                                                            -------          -------
     Total other expense                                    928,300          904,245
                                                            -------          -------

Gain (Loss) on Sale of Other Assets                             294                0
                                                            -------          -------

Earnings before income taxes                                241,201          287,499
Income Taxes                                                 91,115          109,000
                                                             ------          -------
Net earnings                                               $150,086         $178,499
                                                           ========         ========

Net earnings per share (Note 2):
          Primary                                              $.23            $0.31
                                                               ====            =====
          Fully diluted                                        $.23            $0.30
                                                               ====            =====
Weighted average number of shares and equivalents:
         Primary                                            659,024          662,324
                                                            =======          =======
         Fully diluted                                      659,024          662,324
                                                            =======          =======


See notes to consolidated financial statements

                         First Cherokee Bancshares, Inc.
                      Consolidated Statements of Cash Flows
                      For the three months ended March 31,
                                  (Unaudited)


                                                                    1997                1996
                                                                    ----                ----
Cash flows from operating activities:
Net earnings                                                       $150,086            $178,499
Adjustments to reconcile net earnings to net cash
  provided (used) in operating activities:
    Depreciation, amortization and accretion                         41,226              34,355
    Provision for loan losses                                        72,335              39,997
    Securities gains                                                      0                   0
    Change in accrued interest payable and
      other liabilities                                             210,082              (2,077)
    Change in accrued interest receivable and
      other assets                                               (2,275,215)           (568,746)
                                                                 -----------           ---------
        Total adjustments                                        (1,951,572)           (496,471)
                                                                 -----------           ---------
        Net Cash used by operating activities                    (1,801,486)           (317,972)
                                                                 -----------           ---------

Cash flows from investing activities:
    Purchases of investment securities                                    0                   0
    Proceeds from sale of investment securities                           0                   0
    Proceeds from maturities and calls of investment
      securities available for sale                                 145,034            (487,878)
    Net change in loans                                          (1,406,559)          2,454,449
    Purchases of premises and equipment                            (436,546)            (63,623)
                                                                   ---------            --------
        Net Cash (used) provided by investing activities         (1,698,071)          1,902,948
                                                                 -----------          ---------

Cash flows from financing activities:
    Net change in deposits                                        6,982,131             467,125
    Proceeds from exercise of stock warrants                        277,300                   0
                                                                    -------                   -
        Net Cash provided by financing activities                 7,259,431             467,125
                                                                  ---------             -------

Net change in cash and cash equivalents                           3,759,874           2,052,101
Beginning cash and cash equivalents                               6,383,874          19,904,560
                                                                  ---------          ----------
Ending cash and cash equivalents                                $10,143,748         $21,956,661
                                                                ===========         ===========

Noncash investing activities:
    Change in unrealized gain on securities available
    for sale, net of tax effect                                     $(6,023)             $1,372

Supplemental disclosure of cash flow information:
        Interest Paid                                              $859,591            $864,635
        Income Taxes Paid                                           $50,000                  $0


See notes to consolidated financial statements

                         FIRST CHEROKEE BANCSHARES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 1997

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

The accompanying unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the Company's financial position as of March 31, 1997, and the results of its operations and its cash flows for the three-month period then ended. All such adjustments are normal and recurring in nature. The financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto and the report of independent accountants included in the Company's 1996 Annual Report on Form 10-KSB.

NOTE (2) - NET EARNINGS PER SHARE
---------------------------------

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

NOTE (3) - RECENT ACCOUNTING PRONOUNCEMENTS
-------------------------------------------

During 1997, the Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 simplifies current standards by eliminating the presentation of primary EPS and requiring the presentation of basic earnings per share (EPS), which includes no potential common shares and thus no dilution. The Statement also requires entities with complex capital structures to present basic and diluted EPS on the face of the income statement and also eliminates the modified treasury stock method of computing potential common shares. The Statement is effective for financial statements issued for periods ending after December 15, 1997. Early application is not permitted. Upon adoption, restatement of all prior-period EPS data presented is required. Based upon the current capital structure of the Company, this Statement should have no effect on the present EPS calculation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997

The following narrative should be read in conjunction with the Company's consolidated financial statements and the notes thereto.

FINANCIAL CONDITION
-------------------

Total assets as of March 31, 1997 were $83.2 million compared to $83.5 million as of March 31, 1996. Assets of the Company increased $7.6 million during the first quarter of 1997 as compared to a decrease of $7.1 million during the fourth quarter of 1996. During the fourth quarter of 1996, the Bank had intentionally allowed certain institutional certificates of deposit mature and roll-off in an effort to improve cost of funds. The increase during the first quarter of 1997 was primarily due to normal growth.

The Company's first quarter earnings were $150,086, representing earnings per share of $.23. The average yield on earning assets for the first three months of 1997 increased to 9.82% as compared to 9.62% for the first three months of 1996. The increase was primarily due to a lower level of nonperforming loans in 1997 than 1996. The average cost of funds on interest-bearing deposits decreased for the first quarter of 1997 to 5.52%, as compared to 5.91% for the first quarter of 1996. The improvement was primarily a result of the Bank's on-going effort to restructure the deposit base from higher rate institutional certificates to core deposits. Consequently, the net interest spread for the first quarter of 1997 increased to 4.30% compared to 3.71% for the first quarter of 1996. The net interest spread is expected to continue to improve during the second quarter of 1997 and the remainder of the year as a result of increases in the Bank's prime interest rate and decreases in the cost of funds as the mix of deposits continues to change.

Loans increased from $51.7 million at March 31, 1996 to $61.9 million at December 31, 1996, and $63.2 million at March 31, 1997. Management anticipates loan production will continue to increase during the remainder of the year. The following table presents major classifications of loans at March 31, 1997:


                                                                        % of
                                                                        Total
                                                   Total                Loan
                                                   Loans              Portfolio
                                                   -----              ---------
       Commercial                              $ 11,026,612             17.21%
       SBA - unguaranteed                        14,343,892             22.38%
       Real estate - mortgage                    24,338,757             37.98%
       Real estate - construction                10,106,973             15.77%
       Installment and other consumer             4,270,820              6.66%
                                               ------------             ------
         Total loans                             64,087,054            100.00%
                                                                       =======
         Less: Allowance for loan losses           (899,495)
                                               ------------
         Total net loans                       $ 63,187,559
                                               ============


Net premises and equipment were $2.4 million at March 31, 1997 compared to $2.0 million at March 31, 1996. The increase was primarily due to the acquisition of land in the amount of $400,000 for a future branch site. Other assets increased from $5.7 million as of March 31, 1996 to $6.8 million as of March 31, 1997. The increase was primarily attributable to an increase in SBA guarantees on sold SBA loans not collected as of March 31, 1997.

Total deposits were $76.6 million at March 31, 1996 compared to $68.4 million at December 31, 1996 and $75.4 million at March 31, 1997. As mentioned previously, certain large rate-sensitive certificates of deposit have been allowed to mature and roll-off in order to improve the mix of deposits and cost of funds during 1996. As of March 31, 1997, interest-bearing deposits and non interest-bearing deposits were $65.8 million and $9.6 million respectively. As of March 31, 1996, interest-bearing deposits and non interest-bearing deposits were $68.3 million and $8.2 million respectively. While the increase during the first quarter of 1997 is attributable to normal growth, deposits are expected to increase during the remainder of 1997 at a slower pace.

A provision of $72,335 was added to the Allowance for Loan and Lease Losses ("ALLL") during the first quarter of 1997. The provision is primarily attributable to the increased level of loans at March 31, 1997 compared to March 31, 1996. Additionally, the Bank's goal is to increase the ratio of the ALLL to total loans to approximately 1.50% by December 31, 1997. The allowance had a balance of $899,495 at March 31, 1997, representing 1.40% of loans. Chargeoffs were $43,912 while recoveries were $12,801, resulting in net chargeoffs of $31,111 during the first quarter of 1997. Management believes this allowance is adequate to cover possible loan losses. The following table presents the activity in the ALLL for the first quarter of 1997. At March 31, 1997, the Bank had three loans that required specific allocations totaling $199,482. The remaining allowance, less any surplus in the allowance based on an internal analysis, is attributed to the loan categories based on the relative percentage of the particular category to total loans. Any surplus is considered unallocated.
                                    TABLE 1


                        FIRST CHEROKEE BANCSHARES, INC.
                   ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

         Balance, December 31, 1996                    $858,271

         Chargeoffs                                    (43,912)

         Recoveries                                      12,801

         Provision for Loan Losses                       72,335
                                                       --------

         Balance, March 31, 1997                       $899,495
                                                       ========


NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS
-------------------------------------------
At March 31, 1997, the Bank had four loans classified as nonaccrual totaling $86,381. Two loans in the amount of $85,021 are secured by vehicles, equipment or inventory while the remaining loans totaling $1,360 are unsecured. The nonaccrual loans are either greater than ninety days delinquent as of March 31, 1997 or are classified as nonaccrual by management because the collection of interest from the borrower is doubtful. A specific reserve of $62,421 has been allocated on one nonaccrual loan secured by machinery and equipment in the amount of $69,921. No material loss is anticipated on the other nonaccrual loans so no additional specific reserves or writedowns are considered necessary at this time. If interest income on the total nonaccrual loans had been accrued, such income would have approximated $23,916 as of March 31, 1997. No interest income was received on these loans during the first quarter of 1997. As of March 31, 1997, the Bank had three properties classified as Other Real Estate Owned, totaling $1,379,369. Each property is currently under contract or in the negotiation process. The ratio of loans past due 30 days or more to total loans improved to 2.83% at March 31, 1997 compared to 4.07% at March 31, 1996. There were three loans totaling approximately $42,000 past due greater than 90 days that were on accrual status as of March 31, 1997 and two loans totaling approximately $328,000 past due greater than 90 days as of March 31, 1996. These loans were ultimately renewed or payment was received. There were no restructured loans as of March 31, 1997 or March 31, 1996.

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

CAPITAL RESOURCES
-----------------
At March 31, 1997, consolidated stockholders' equity was $6,989,946 or 8.40% of total assets compared to $6,329,887 or 7.58% of total assets at March 31, 1996. The Company's common stock had a book value of $12.00 per share at March 31, 1997 compared to a book value of $11.28 per share at March 31, 1996. In January 1997, 30,500 shares of stock were issued as a result of the exercise of certain directors' warrants. At the end of the first quarter of 1996, the Company had approximately 650 stockholders of record.

The Bank and the Company are subject to the capital requirements of the Office of the Comptroller of the Currency ("OCC") and the Federal Reserve Bank (the "FRB"). The OCC and FRB have adopted risk-based capital guidelines for all national banks and holding companies, respectively. To be "adequately capitalized," all national banks are expected to maintain a minimum ratio of total capital (after deductions) to risk-weighted assets of 8% (of which at least 4% must consist of Tier 1 Capital, as defined).

The following table sets forth information with respect to the Bank's capital ratios at March 31, 1997 and 1996 compared to minimum ratios required by regulation. The Company's capital ratios are similar to those of the Bank and exceed the minimum risk-weighted requirements of the FRB.

                        FIRST CHEROKEE BANCSHARES, INC.
                             CAPITAL CALCULATIONS


TABLE 2
-------


                                                          3/31/97                        3/31/96
                                                        (Bank Only)                    (Bank Only)
                                                --------------------------------------------------------------
                                                  Amount                        Amount
                                                (in 000's)          Ratio      (in 000's)           Ratio
                                                ----------          -----      ----------           -----
           Risk-Based Capital Ratios:

              Tier 1 Capital                     $6,151              9.45%       $5,584              9.45%
              Minimum requirement per
                regulations                       2,603              4.00%        2,362              4.00%
                                                  -----              -----        -----              -----
                       Excess                    $3,548              5.45%       $3,222              5.45%
                                                 ======              =====       ======              =====

              Tier 1 and Tier 2 Capital          $6,972             10.71%       $6,234             10.55%
              Total Capital minimum
                requirement per regulations       5,206              8.00%        4,724              8.00%
                                                  -----              -----        -----              -----
                       Excess                    $1,766              2.71%       $1,510              2.55%
                                                 ======              =====       ======              =====

           Leverage Ratios:

                Tier 1 Capital                   $6,151              7.86%       $5,584              7.01%
                Minimum requirement per
                  regulations                     3,131              4.00%        3,186              4.00%
                                                  -----              -----        -----              -----
                        Excess                   $3,020              3.86%       $2,398              3.01%
                                                 ======              =====       ======              =====


RESULTS OF OPERATIONS
---------------------
The Company recognized net earnings of $150,086 for the three months ended March 31, 1997. In comparison, net earnings for the three months ending March 31, 1996 were $178,499. Actual earnings for the first quarter of 1997 were within $32,000 or 18% of projections. The primary reason for the variance from the budget was the reversal of approximately $50,000 in excess servicing fee income previously recognized on an SBA loan that unexpectedly paid off during the first quarter of 1997.

Net interest income for the first three months of 1997 was $842,894 as compared to $687,810 for the first three months of 1996. Total other income for the first quarter of 1997 was $398,648 compared to $543,931 for the first quarter of 1996. The annualized ratio of operating expenses to average assets has increased to 4.71% for the three months of 1997 from 4.53% for the first three months of 1996. The increase is primarily due to the ongoing costs, such as legal fees, related to resolving problem assets. While management expects this ratio to improve during the remainder of 1997, no assurance can be given that it will do so.

PART II - OTHER INFORMATION

      Item 1. Legal Proceedings - None

      Item 2. Changes in Securities - None

      Item 3. Defaults Upon Senior Securities - None

      Item 4. Submission of Matters to a Vote of Security  Holders - None

      Item 5. Other Information - None

      Item 6. Exhibits and Reports on Form 8-K
              a.  Exhibits filed in accordance with Item 601 of  Regulation S-B:
                     Exhibit 11 Computation of Earnings Per Share
                     Exhibit 27 Financial Data Schedule (for SEC use only)
              b. The Company has not filed any reports on Form 8-K during the three months ended March 31, 1997.

      Item 7. Signatures - attached

                        Computation of Earnings Per Share
                        ---------------------------------
                                   (Unaudited)


                                                                          Three months ended
                                                                               March 31,
                                                                         1997               1996
                                                                         ----               ----
           Primary earnings per share
           --------------------------
           Earnings: Net earnings                                      $ 150,086         $ 178,499
             Excess proceeds invested in U.S.
             government securities @ 5.50%                                     0            26,444
                                                                       ---------         ---------
           Net earnings available to common stock                      $ 150,086         $ 204,943
                                                                       ---------         ---------

           Shares:  Weighted average number of common
             shares outstanding                                          582,304           551,804
                      Additional shares assuming conversion of:
                                Stock warrants                           165,850           196,350
                                Stock options                             27,331            24,531
                      Less 20% limitation                               (116,461)         (110,361)
                                                                       ---------         ---------
           Average common shares and equivalents outstanding             659,024           662,324
                                                                       ---------         ---------

           Primary earnings per share                                  $    0.23         $    0.31
                                                                       =========         =========

           Fully diluted earnings per share
           --------------------------------
           Earnings: Net earnings                                      $ 150,086         $ 178,499
             Excess proceeds invested in U.S.
             government securities @ 5.50%                                     0            20,073
                                                                       ---------         ---------
           Net earnings available to common stock                      $ 150,086         $ 198,572
                                                                       ---------         ---------

           Shares:  Weighted average number of common
             shares outstanding                                          582,304           551,804
                      Additional shares assuming conversion of:
                                Stock warrants                           165,850           196,350
                                Stock options                             27,331            24,531

                      Less 20% limitation                               (116,461)         (110,361)
                                                                       ---------         ---------
           Average common shares and equivalents outstanding             659,024           662,324
                                                                       ---------         ---------

           Fully diluted earnings per share                            $    0.23         $    0.30
                                                                       =========         =========


                                   SIGNATURES

           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

           FIRST CHEROKEE BANCSHARES, INC.
           -------------------------------
           (Registrant)

DATE: May 12, 1997                              BY:  /s/Carl C. Hames, Jr.
      ------------                                  ----------------------
                                                        Carl C. Hames, Jr.
                                                 President & CEO/Principal
                                                         Executive Officer

DATE: May 12, 1997                              BY:   /s/Kitty A. Kendrick
      ------------                                  ----------------------
                                                         Kitty A. Kendrick
                                               Principal Financial Officer