Form 10QSB
period 1997-06-30
FIRST CHEROKEE BANCSHARES INC
filed 1997-08-14
CIK 841545

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
         X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         -
                       SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended June 30, 1997

                                      OR

      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
    -
                                 EXCHANGE ACT

   For the transition period from               to
                                  -------------    ------------

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
The number of shares outstanding of registrant's common stock par value $1.00 per share at June 30, 1997 was 582,304 shares.

                         First Cherokee Bancshares, Inc.
                         Quarterly Report on Form 10-QSB
                       For the Quarter Ended June 30, 1997

                                      Index
                                      -----

                                                                       Page No.
                                                                       --------
Part I. Financial Information

        Consolidated Financial Statements (unaudited)
        Consolidated Balance Sheet at June 30, 1997                        2

        Consolidated Statements of Earnings (unaudited)
        for the six months ended June 30, 1997 and 1996                    3

        Consolidated Statements of Earnings (unaudited)
        for the three months ended June 30, 1997 and 1996                  4

        Consolidated Statements of Cash Flows (unaudited)
        for the six months ended June 30, 1997 and 1996                    5

        Notes to Consolidated Financial Statements (unaudited)             6

Item 2.  Management's Discussion and Analysis of Financial Condition       8
         and Results of Operations

Part II. Other Information

Item 1.  Legal Proceedings                                                13

Item 2.  Changes in Securities                                            13

Item 3.  Defaults Upon Senior Securities                                  13

Item 4.  Submission of Matters to a Vote of Security Holders              13

Item 5.  Other Information                                                14

Item 6.  Exhibits and Reports on Form 8-K                                 14

Item 7.  Signatures                                                       17

                        First Cherokee Bancshares, Inc.
                          Consolidated Balance Sheet
                                 June 30, 1997
                                  (Unaudited)


            Assets
            ------
Cash & due from banks, including $6,732,852
     bearing interest                                              $9,623,720
Federal funds sold                                                          0
                                                                            -
          Total cash & cash equivalents                             9,623,720
Investment securities available for sale,
     at fair value                                                    646,543
Loans, less allowance for loan losses
     of $927,149                                                   65,277,907
Premises and equipment, net                                         2,431,845
Accrued interest receivable and other assets                        7,380,267
                                                                    ---------
               Total Assets                                       $85,360,282
                                                                  ===========

  Liabilities and Stockholders' Equity
  ------------------------------------
Liabilities:
Deposits:
     Interest-bearing deposits                                    $67,245,216
     Noninterest-bearing deposits                                   9,988,532
                                                                    ---------
          Total deposits                                           77,233,748
Accrued interest payable and other liabilities                        859,712
                                                                      -------
               Total Liabilities                                   78,093,460

Stockholders' Equity:
Common stock ($1 par value; 10,000,000
     shares authorized, 591,544 shares issued)                        591,544
Additional paid-in-capital                                          5,273,257
Retained earnings                                                   1,487,439
Treasury Stock (9,240 shares acquired
     at cost)                                                         (84,000)
Unrealized losses on available for
     sale securities, net of tax effect                                (1,418)
                                                                       ------
               Total Stockholders' Equity                           7,266,822
                                                                    =========
                    Total Liabilities and Stockholders' Equity    $85,360,282
                                                                  ===========

                See notes to consolidated financial statements

                        First Cherokee Bancshares, Inc.
                      Consolidated Statements of Earnings
                       For the six months ended June 30,
                                  (Unaudited)


Interest income:                                              1997       1996
                                                              ----       ----
     Interest and fees on loans                           $3,419,556  $2,886,610
     Interest on investment securities                        27,455      42,277
     Interest on federal funds sold/overnight funds          123,215     384,205
                                                             -------     -------
          Total interest income                            3,570,226   3,313,092

Interest expense on deposits                               1,729,637   1,922,953
                                                           ---------   ---------

Net interest income                                        1,840,589   1,390,139

Provision for loan losses                                    292,135      65,665
                                                             -------      ------

Net interest income after provision
     for loan losses                                       1,548,454   1,324,474
                                                           ---------   ---------

Other income:
     Gain on sale of investment securities                         0           0
     Gain on sales of loans                                  755,153     756,693
     Service charges on deposit accounts
          and other income                                   428,858     272,240
                                                             -------     -------
Total other income                                         1,184,011   1,028,933
                                                           ---------   ---------

Other expense:
     Salaries and employee benefits                        1,039,337     984,766
     Occupancy                                               247,515     255,937
     Provision for estimated losses
          and other real estate expenses, net                104,051      39,792
     Other operating expense                                 655,796     571,000
                                                             -------     -------
Total other expense                                        2,046,699   1,851,495
                                                           ---------   ---------

Earnings before income taxes                                 685,766     501,912

Income Taxes                                                 258,865     190,600
                                                             -------     -------

Net earnings                                                $426,901    $311,312
                                                            ========    ========

Net earnings per share (Note 2):
     Primary                                                   $0.65       $0.50
                                                                ====        ====
     Fully Diluted                                             $0.65       $0.48
                                                               =====       =====
Weighted average number of shares and equivalents:
     Primary                                                 656,328     662,324
                                                             =======     =======
     Fully Diluted                                           656,328     662,324
                                                             =======     =======

                 See notes to consolidated financial statements

                        First Cherokee Bancshares, Inc.
                      Consolidated Statements of Earnings
                      For the three months ended June 30,
                                  (Unaudited)

Interest income:                                             1997        1996
                                                             ----        ----

     Interest and fees on loans                           $1,800,614  $1,445,330
     Interest on investment securities                        13,681      20,736
     Interest on federal funds sold/overnight funds           61,958     197,266
                                                          ----------  ----------
          Total interest income                            1,876,253   1,663,332

Interest expense on deposits                                 878,558     961,003
                                                          ----------  ----------

Net interest income                                          997,695     702,329

Provision for loan losses                                    219,800      25,668
                                                          ----------  ----------

Net interest income after provision
     for loan losses                                         777,895     676,661
                                                          ----------  ----------

Other income:
     Gain on sale of investment securities                         0           0
     Gain on sales of loans                                  577,819     345,440
     Service charges on deposit accounts
          and other income                                   207,544     139,562
                                                          ----------  ----------
Total other income                                           785,363     485,002
                                                          ----------  ----------

Other expense:
     Salaries and employee benefits                          554,326     493,410
     Occupancy                                               127,001     120,767
     Provision for estimated losses
          and other real estate expenses, net                 96,544      37,807
     Other operating expense                                 340,234     295,266
                                                          ----------  ----------
Total other expense                                        1,118,105     947,250
                                                          ----------  ----------

Earnings before income taxes                                 445,153     214,413

Income Taxes                                                 167,750      81,600
                                                          ----------  ----------

Net earnings                                                $277,403    $132,813
                                                          ==========  ==========

Net earnings per share (Note 2):
     Primary                                                   $0.42       $0.23
                                                          ==========  ==========
     Fully Diluted                                             $0.42       $0.21
                                                          ==========  ==========
Weighted average number of shares and equivalents:
     Primary                                                 653,602     662,324
                                                          ==========  ==========
     Fully Diluted                                           653,602     662,324
                                                          ==========  ==========

                See notes to consolidated financial statements

                        First Cherokee Bancshares, Inc.
                     Consolidated Statements of Cash Flows
                       For the six months ended June 30,
                                  (Unaudited)

                                                         1997          1996
                                                         ----          ----
Cash flows from operating activities:
Net earnings                                            $426,901       $311,312
Adjustments to reconcile net earnings to net cash
  provided (used) in operating activities:
    Depreciation, amortization and accretion              49,549         69,780
    Provision for loan losses                            292,135         65,665
    Provision for losses on other real estate             83,199          4,500
    Securities gains                                           0              0
    Change in accrued interest payable and
      other liabilities                                  213,215         (3,408)
    Change in accrued interest receivable and
      other assets                                    (2,076,900)       397,297
                                                    ------------   ------------
        Total adjustments                             (1,438,802)       533,834
                                                    ------------   ------------
        Net Cash provided (used) by operating
        activities                                    (1,011,901)       845,146

Cash flows from investing activities:
    Purchases of investment securities                         0              0
    Proceeds from sale of investment securities                0              0
    Proceeds from maturities and calls of
      investment securities available for sale           163,784       (403,358)
    Net change in loans                               (4,522,130)    (1,634,727)
    Purchases of premises and equipment                 (503,837)       (78,231)
                                                    ------------   ------------
        Net Cash used by investing activities         (4,862,183)    (2,116,316)

Cash flows from financing activities:
    Net change in deposits                             8,836,630     (1,934,534)
    Proceeds from exercise of stock warrants             277,300              0
                                                    ------------   ------------
        Net Cash provided (used) by financing
        activities                                     9,113,930     (1,934,534)

Net change in cash and cash equivalents                3,239,846     (3,205,704)
Beginning cash and cash equivalents                    6,383,874     19,904,560
                                                    ------------   ------------
Ending cash and cash equivalents                      $9,623,720    $16,698,856

Noncash investing activities:
    Change in unrealized gain on securities
      available for sale, net of tax effect              ($5,962)       ($4,174)
    Transfer of loans to other real estate              $805,423       $826,247

Supplemental disclosure of cash flow information:
    Interest Paid                                     $1,733,552     $1,931,413
    Income Taxes Paid                                   $165,000       $175,000

                See notes to consolidated financial statements

                         FIRST CHEROKEE BANCSHARES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 1997

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

The accompanying unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the Company's financial position as of June 30, 1997, and the results of its operations and its cash flows for the six-month period then ended. All such adjustments are normal and recurring in nature. The financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto and the report of independent accountants included in the Company's 1996 Annual Report on Form 10-KSB.

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

NOTE (3) - RECENT ACCOUNTING PRONOUNCEMENTS
-------------------------------------------

During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) and SFAS No. 129, "Disclosure of Information About Capital Structure" (SFAS 129). SFAS 128 simplifies current standards by eliminating the presentation of primary earnings per share and requiring the presentation of basic earnings per share, which includes no potential common shares and thus no dilution. The Statement also requires entities with complex capital structures to present basic and diluted earnings per share on the face of the income statement and also eliminates the modified treasury stock method of computing potential common shares. SFAS No. 129 simply consolidates the established accounting pronouncements on required disclosure of information about a company's capital structure. The Statement contains no new requirements for companies that reported previously under those established accounting pronouncements. Both standards are effective for financial statements issued for periods ending after

December 15, 1997, including interim periods. Early application is not permitted. Upon adoption of SFAS 128, restatement of all prior-period earnings per share data presented is required. If SFAS 128 were applied for the six months ended June 30, 1997, proforma basic and diluted earnings per share would be $0.74 and $0.55, respectively. For the three months ended June 30, 1997, proforma basic and diluted earnings per share would be $0.48 and $0.36, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1997

The following narrative should be read in conjunction with the Company's consolidated financial statements and the notes thereto.

FINANCIAL CONDITION
-------------------

Total assets as of June 30, 1997 were $85.4 million compared to $81.2 million as of June 30, 1996. Assets of the Company increased $2.1 million during the second quarter of 1997 as compared to a decrease of $2.2 million during the second quarter of 1996. The increase during the second quarter of 1997 was primarily due to normal growth.

The Company's second quarter earnings were $277,403, representing earnings per share of $.42. The average yield on earning assets for the first half of 1997 increased to 10.06% as compared to 9.59% for the first half of 1996. The increase was primarily due to a lower level of nonperforming loans in 1997 than 1996 as well as a .25% increase in the Bank's prime interest rate. The average cost of funds on interest-bearing deposits decreased for the first half of 1997 to 5.44%, as compared to 5.81% for the first half of 1996. The improvement was primarily a result of the Bank's on-going effort to restructure the deposit base from higher rate institutional certificates to core deposits. Consequently, the net interest spread for the first two quarters of 1997 increased to 4.62% compared to 3.78% for the first two quarters of 1996. The net interest spread is expected to remain stable for the remainder of the year.

Loans increased from $55.0 million at June 30, 1996 to $65.3 million at June 30, 1997. Management anticipates loan production will continue to increase during the remainder of the year. The following table presents major classifications of loans at June 30, 1997:

                                                                    % of
                                                                    Total
                                                Total               Loan
                                                Loans            Portfolio
                                                -----            ---------
Commercial                                  $  9,347,885            14.12%
SBA - unguaranteed                            16,749,900            25.30%
Real estate - mortgage                        22,648,508            34.21%
Real estate - construction                    13,110,684            19.80%
Installment and other consumer                 4,348,079             6.57%
                                            ------------           ------
  Total loans                                 66,205,056           100.00%
                                                                   ======
  Less: Allowance for loan losses               (927,149)
                                                 -------
  Total net loans                           $ 65,277,907
                                            ============

Net premises and equipment were $2.4 million at June 30, 1997 compared to $2.0 million at June 30, 1996. The increase was primarily due to the acquisition of land in the amount of $400,000 for a future branch site. Other assets increased from $5.5 million as of June 30, 1996 to $7.4 million as of June 30, 1997. The increase was primarily attributable to SBA guarantees in the amount of $2,252,548 on sold SBA loans pending cash receipt as of June 30, 1997 as compared to $0 as of June 30, 1996. Cash is normally received within fourteen days of a sale.

Total deposits were $77.2 million at June 30, 1997 compared to $74.2 million at June 30, 1996. As of June 30, 1997, interest-bearing deposits and non interest-bearing deposits were $67.2 million and $10.0 million, respectively. As of June 30, 1996, interest-bearing deposits and non interest-bearing deposits were $65.9 million and $8.3 million respectively.

A provision of $219,800 was added to the Allowance for Loan and Lease Losses ("ALLL") during the second quarter of 1997, bringing total provisions for the year to $292,135. The provision is primarily attributable to the increased level of loans at June 30, 1997 compared to June 30, 1996. Additionally, the Bank's goal is to increase the ratio of the ALLL to total loans to approximately 1.50% by December 31, 1997. The allowance had a balance of $927,149 at June 30, 1997, representing 1.42% of loans. Chargeoffs were $240,252 while recoveries were $16,995, resulting in net chargeoffs of $223,257 during the first half of 1997. Management believes this allowance is adequate to cover possible loan losses. The following table presents the activity in the ALLL for the first two quarters of 1997. At June 30, 1997, the Bank had one loan that required a specific allocation totaling $18,929. The remaining allowance, less any surplus in the allowance based on an internal analysis, is attributed to the loan categories based on the relative percentage of the particular category to total loans. Any surplus is considered unallocated.



                        FIRST CHEROKEE BANCSHARES, INC.
                  ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
         Balance, December 31, 1996                            $858,271

         Chargeoffs                                            (240,252)

         Recoveries                                              16,995

         Provision for Loan Losses                              292,135
                                                                -------

         Balance, June 30, 1997                                $927,149
                                                               ========

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS
-------------------------------------------
At June 30, 1997, the Bank had six loans classified as nonaccrual totaling $600,055, each of which is secured by real estate, vehicles, equipment or inventory. The nonaccrual loans are either greater than ninety days delinquent as of June 30, 1997 or are classified as nonaccrual by management because the collection of interest from the borrower is doubtful. No material loss is anticipated on the nonaccrual loans so no specific reserves or writedowns are considered necessary at this time. If interest income on the total nonaccrual loans had been accrued, such income would have approximated $45,992 as of June 30, 1997. Interest income on such loans, recorded only when received, was approximately $17,000 for the first half of 1997. As of June 30, 1997, the Bank had four properties classified as Other Real Estate Owned, totaling $1,347,862. Each property is currently under contract for sale or its sale is being negotiated. The ratio of loans past due 30 days or more to total loans was 2.02% at June 30, 1997 compared to 1.92% at June 30, 1996. There were two loans totaling approximately $85,000 past due greater than 90 days that were on accrual status as of June 30, 1997, which were ultimately renewed or payment was received. There were no loans past due greater than 90 days that were on accrual status as of June 30, 1996. There were no restructured loans as of June 30, 1997 or June 30, 1996.

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

CAPITAL RESOURCES
-----------------
At June 30, 1997, consolidated stockholders' equity was $7,266,822 or 8.51% of total assets compared to $6,459,898 or 7.95% of total assets at June 30, 1996. The Company's common stock had a book value of $12.48 per share at June 30, 1997 compared to a book value of $11.51 per share at June 30, 1996. In January 1997, 30,500 shares of stock were issued as a result of the exercise of certain warrants. At the end of the second quarter of 1997, the Company had approximately 650 stockholders of record.

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

The following table sets forth information with respect to the Bank's capital ratios at June 30, 1997 and 1996 compared to minimum ratios required by regulation. The Company's capital ratios are similar to those of the Bank and exceed the minimum risk-weighted requirements of the FRB.


                              FIRST CHEROKEE BACSHARES, INC.
                                    CAPITAL CALCULATIONS

                                                          6/30/97                    6/30/96
                                                        (Bank Only)                (Bank Only)
                                          --------------------------------------------------------
                                               Amount                      Amount
                                             (in 000's)       Ratio      (in 000's)     Ratio
Risk-Based Capital Ratios:                    --------        -----       --------      -----
   Tier 1 Capital                             $6,615          9.75%       $5,706        9.31%
   Minimum requirement per
     regulations                               2,715          4.00%        2,459        4.00%
                                              ------          -----       ------        -----
        Excess                                $3,900          5.75%       $3,247        5.31%
                                              ======          =====       ======        =====

   Tier 1 and Tier 2 Capital                  $7,461         10.99%       $6,384       10.42%
   Total Capital minimum
     requirement per regulations               5,430          8.00%        4,902        8.00%
                                              ------          -----       ------        -----
        Excess                                $2,031          2.99%       $1,482        2.42%
                                              ======          =====       ======        =====

Leverage Ratios:

   Tier 1 Capital                             $6,615          8.09%       $5,706        7.03%
   Minimum requirement per
     regulations                               3,272          4.00%        3,249        4.00%
                                              ------          -----       ------        -----
        Excess                                $3,343          4.09%       $2,457        3.03%
                                              ======          =====       ======        =====

RESULTS OF OPERATIONS
---------------------

The Company recognized net earnings of $426,901 for the six months ended June 30, 1997. In comparison, net earnings for the six months ended June 30, 1996 were $311,312. Actual earnings for the first half of 1997 were within $1,450 or
 .34% of projections.

Net interest income for the first six months of 1997 was $1,840,589 as compared to $1,390,139 for the first six months of 1996. Total other income for the first two quarters of 1997 was $1,184,011 compared to $1,028,933 for the first two quarters of 1996. This increase is primarily due to increased transaction volume on deposits as well as increased fees relative to the transactions. The annualized ratio of operating expenses to average assets has increased to 4.96% for the first six months of 1997 from 4.57% for the first six months of 1996. The increase is primarily due to the ongoing costs, such as legal fees, related to resolving problem assets.

Subsequent to June 30, 1997, the Company discovered a potential fraud loss on a deposit account as a result of charged back items in excess of collected funds. While the Company believes the maximum exposure is approximately $406,000, net of tax, the actual loss to the Company cannot be determined at this time.

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings

     The First National Bank of Cherokee (the "Bank") has been named in an Adversary Proceeding related to the Issac LeaseCo Chapter 7 Bankruptcy, (David W. Cranshaw, Chapter 7 Trustee for the Estate of Issac LeaseCo, Inc. vs. Lewis C. Smith, First National Bank of Cherokee and Ford Motor Credit Corporation, U.S. Bankruptcy Court, Northern District of Georgia, Case Number 97-6034; Issac LeaseCo, Inc., Chapter 7 Bankruptcy Case Number A96-79738-REV). In July of 1996, NationsBank, with whom Issac LeaseCo, Inc. had a banking relationship, discovered that NationsBank had extended substantial credit of drafts written by Issac LeaseCo, Inc. without funds necessary to cover those drafts ("kiting" scheme). In August, 1996, NationsBank put Issac LeaseCo. Inc. into involuntary Chapter 7 bankruptcy.

     Issac LeaseCo, Inc. was an automobile wholesaler that did business with a customer of the Bank, L.C. Smith Sales & Leasing. Inc. ("Sales & Leasing"). Among other lending to Sales & Leasing and its Principals, the Bank had a secured floor plan lending arrangement for the financing of Sales & Leasing automobile inventory. The Adversary Proceeding naming the Bank, together with a related Adversary Proceeding (David W. Cranshaw, Chapter 7 Trustee for the Estate of Issac LeaseCo, Inc. vs. LC Smith Sales & Leasing, Inc. and James William Ballew, U.S. Bankruptcy Court, Northern District of Georgia, Case Number 96-6734; Issac LeaseCo, Inc. Chapter 7 Bankruptcy Case Number A96-79738-REV), claims that Issac LeaseCo, Inc. was defrauded by Sales & Leasing and its Principals. The Bank was named in the litigation to establish the relative lien rights on inventory supplied to Sales & Leasing through various arrangements with Issac LeaseCo, Inc. The Trustee also claims a constructive trust against all amounts received by the Bank from Sales & Leasing or its Principals at any time since the discovery by NationsBank of the Issac LeaseCo "kiting" scheme.

     The Bank's Counsel continues to investigate the circumstances underlying the litigation, including the application of bond coverage, and is unable at this stage of the proceedings to assess the likely outcome of the proceedings.

     Item 2. Changes in Securities - None

     Item 3. Defaults Upon Senior Securities - None

     Item 4. Submission of Matters to a Vote of Security Holders
             (a)  An Annual Shareholders Meeting was held on April 16, 1997.
             (b) All of the Company's directors were elected to serve one year terms until the annual meeting of shareholders in 1998. The following table sets forth the number of votes cast for and withheld with respect to each nominated Director. There were no abstentions or broker non-votes.



     Name of Nominee                      Votes for        Votes Withheld
     ---------------                      ---------        --------------
     Alan D. Bobo                          358,644               0
     Elwin K. Bobo                         358,644               0
     Michael A. Edwards                    358,644               0

     J. Stanley Fitts                      358,644               0
     Russell L. Flynn                      358,644               0
     Carl C. Hames, Jr.                    358,644               0
     C. Garry Haygood                      358,644               0
     Thomas D. Hopkins                     358,644               0
     Bobby R. Hubbard                      358,644               0
     Dennis M. Lord                        358,644               0
     Larry R. Lusk                         358,644               0
     Dr. Stuart R. Tasman                  358,644               0

     Item 5. Other Information - None

     Item 6. Exhibits and Reports on Form 8-K
             a.  Exhibits filed in accordance with Item 601 of Regulation S-B:
                     Exhibit 11 Computation of Earnings Per Share
                     Exhibit 27 Financial Data Schedule (for SEC use only)
             b. The Company has not filed any reports on Form 8-K during the six months ended June 30, 1997.

     Item 7. Signatures - attached

                       Computation of Earnings Per Share
                                  (Unaudited)


                                                            Six months ended
                                                                June 30,
                                                           1997          1996
Primary earnings per share                                 ----          ----
--------------------------
Earnings: Net earnings                                   $ 426,901    $ 311,312
Excess proceeds invested in U.S.
  government securities @ 5.12%                                  0       19,724
                                                         ---------    ---------
Net earnings available to common stock                   $ 426,901    $ 331,036
                                                         =========    =========

Shares:  Weighted average number of common
  shares outstanding                                       578,934      551,804
           Additional shares assuming conversion of:
                     Stock warrants                        165,850      196,350
                     Stock options                          27,331       24,531
           Less 20% limitation                            (115,787)    (110,361)
                                                         ---------    ---------
Average common shares and equivalents outstanding          656,328      662,324
                                                         ---------    ---------

Primary earnings per share                               $    0.65    $    0.50
                                                         =========    =========

Fully diluted earnings per share
--------------------------------
Earnings: Net earnings                                   $ 426,901    $ 311,312
  Excess proceeds invested in U.S.
  government securities @ 5.12%                                  0        6,880
                                                         ---------    ---------
Net earnings available to common stock                   $ 426,901    $ 318,192
                                                         ---------    ---------

Shares:  Weighted average number of common
  shares outstanding                                       578,934      551,804
           Additional shares assuming conversion of:
                     Stock warrants                        165,850      196,350
                     Stock options                          27,331       24,531
           Less 20% limitation                            (115,787)    (110,361)
                                                         ---------    ---------
Average common shares and equivalents outstanding          656,328      662,324
                                                         ---------    ---------

Fully diluted earnings per share                         $    0.65    $    0.48
                                                         =========    =========

                       Computation of Earnings Per Share
                       ---------------------------------
                                  (Unaudited)


                                                                             Three months ended
                                                                                   June 30,
                                                                             1997          1996
                                                                             ----          ----
Primary earnings per share
--------------------------
Earnings: Net earnings                                                    $ 277,403      $ 132,813
  Excess proceeds invested in U.S.
  government securities @ 5.12%                                                   0         19,724
                                                                          ---------      ---------
Net earnings available to common stock                                    $ 277,403      $ 152,537
                                                                          ---------      ---------
Shares:  Weighted average number of common
  shares outstanding                                                        575,526        551,804
         Additional shares assuming conversion of:
                     Stock warrants                                         165,850        196,350
                     Stock options                                           27,331         24,531
         Less 20% limitation                                               (115,105)      (110,361)
                                                                          ---------      ---------
Average common shares and equivalents outstanding                           653,602        662,324
                                                                          ---------      ---------

Primary earnings per share                                                $    0.42      $    0.23
                                                                          =========      =========

Fully diluted earnings per share
--------------------------------
Earnings: Net earnings                                                    $ 277,403      $ 132,813
  Excess proceeds invested in U.S.
  government securities @ 5.12%                                                   0          6,880
                                                                          ---------      ---------
Net earnings available to common stock                                    $ 277,403      $ 139,693
                                                                          ---------      ---------

Shares:  Weighted average number of common
  shares outstanding                                                        575,526        551,804
           Additional shares assuming conversion of:
                     Stock warrants                                         165,850        196,350
                     Stock options                                           27,331         24,531
           Less 20% limitation                                             (115,105)      (110,361)
                                                                          ---------      ---------
Average common shares and equivalents outstanding                           653,602        662,324
                                                                          ---------      ---------

Fully diluted earnings per share                                          $    0.42      $    0.21
                                                                          =========      =========


                                  SIGNATURES

           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

           FIRST CHEROKEE BANCSHARES, INC.
           -------------------------------
           (Registrant)

DATE: August 13, 1997                           BY:  /s/ Carl C. Hames, Jr.
      ---------------                                ---------------------------
                                                              Carl C. Hames, Jr.
                                                       President & CEO/Principal
                                                               Executive Officer

DATE: August 13, 1997                           BY:  /s/ Kitty A. Kendrick
      ---------------                                ---------------------------
                                                               Kitty A. Kendrick
                                                     Principal Financial Officer

                                  SIGNATURES

           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

           FIRST CHEROKEE BANCSHARES, INC.
           -------------------------------
            (Registrant)

DATE: August 13, 1997                          BY:
      ---------------                              -----------------------------
                                                              Carl C. Hames, Jr.
                                                       President & CEO/Principal
                                                               Executive Officer

DATE: August 13, 1997                          BY:
      ---------------                              -----------------------------
                                                               Kitty A. Kendrick
                                                     Principal Financial Officer