Form 10QSB
period 1997-09-30
FIRST CHEROKEE BANCSHARES INC
filed 1997-11-14
CIK 841545

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
         X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         -
                        SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 1997

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

X Yes     No
--      --

The number of shares outstanding of registrant's common stock par value $1.00 per share at September 30, 1997 was 582,304 shares.

                        First Cherokee Bancshares, Inc.
                        Quarterly Report on Form 10-QSB
                   For the Quarter Ended September 30, 1997

                                 Index
                                 -----
                                                                   Page No.
                                                                   --------
Part I.  Financial Information

         Consolidated Financial Statements (unaudited)
         Consolidated Balance Sheet at September 30, 1997                2

         Consolidated Statements of Earnings (unaudited)
         for the nine months ended September 30, 1997 and 1996           3

         Consolidated Statements of Earnings  (Loss) (unaudited)
         for the three months ended September 30, 1997 and 1996          4

         Consolidated Statements of Cash Flows (unaudited)
         for the nine months ended  September 30, 1997 and 1996          5

         Notes to Consolidated Financial Statements (unaudited)          6

Item 2.  Management's Discussion and Analysis of Financial Condition     8
         and Results of Operations

Part II. Other Information

Item 1.  Legal Proceedings                                              13

Item 2.  Changes in Securities                                          13

Item 3.  Defaults Upon Senior Securities                                13

Item 4.  Submission of Matters to a Vote of Security Holders            13

Item 5.  Other Information                                              13

Item 6.  Exhibits and Reports on Form 8-K                               13

Item 7.  Signatures                                                     17

                         First Cherokee Bancshares, Inc.
                           Consolidated Balance Sheet
                               September 30, 1997
                                   (Unaudited)

                                 Assets
                                 ------
Cash & due from banks, including $4,833,353
     bearing interest                                                               $6,350,054
Federal funds sold                                                                           0
          Total cash & cash equivalents                                              6,350,054
Investment securities available for sale,
     at fair value                                                                     645,338
Loans, less allowance for loan losses
     of $1,037,387                                                                  69,194,075
Premises and equipment, net                                                          2,759,634
Accrued interest receivable and other assets                                         6,616,786
                                                                                     ---------
                    Total Assets                                                   $85,565,887
                                                                                   ===========
                  Liabilities and Stockholders' Equity
                  ------------------------------------
Liabilities:
Deposits:
     Interest-bearing deposits                                                     $67,803,002
     Noninterest-bearing deposits                                                   10,289,823
                                                                                    ----------
          Total deposits                                                            78,092,825
Accrued interest payable and other liabilities                                         522,015
                                                                                       -------
               Total Liabilities                                                    78,614,840

Stockholders' Equity:
Common stock ($1 par value; 10,000,000
     shares authorized, 591,544 shares issued)                                         591,544
Additional paid-in-capital                                                           5,273,257
Retained earnings                                                                    1,169,023
Treasury Stock (9,240 shares acquired
     at cost)                                                                          (84,000)
Unrealized gain on available for
     sale securities, net of tax effect                                                  1,223
                                                                                         -----

               Total Stockholders' Equity                                            6,951,047
                                                                                     ---------
                    Total Liabilities and Stockholders' Equity                     $85,565,887
                                                                                   ===========

             See notes to consolidated financial statements

                         First Cherokee Bancshares, Inc.
                       Consolidated Statements of Earnings
                     For the nine months ended September 30,
                                   (Unaudited)

                                                                     1997                 1996
                                                                     ----                 ----
Interest income:
     Interest and fees on loans                                  $5,127,986           $4,354,472
     Interest on investment securities                               39,804               70,369
     Interest on federal funds sold/overnight funds                 182,890              555,576
                                                                  ---------            ---------
          Total interest income                                   5,350,680            4,980,417

Interest expense on deposits                                      2,640,524            2,861,168
                                                                  ---------            ---------

Net interest income                                               2,710,156            2,119,249

Provision for loan losses                                           479,838               94,254
                                                                  ---------            ---------
Net interest income after provision
     for loan losses                                              2,230,318            2,024,995
                                                                  ---------            ---------

Other income:
     Gain on sale of investment securities                                0                    0
     Gain on sales of loans                                       1,037,856              942,332
     Service charges on deposit accounts
          and other income                                          644,878              423,572
                                                                  ---------            ---------
Total other income                                                1,682,734            1,365,904
                                                                  ---------            ---------

Other expense:
     Salaries and employee benefits                               1,512,613            1,445,893
     Occupancy                                                      373,433              394,471
     Provision for estimated losses
          and other real estate expenses, net                        83,000               51,727
     Other operating expense                                      1,770,995              974,720
                                                                  ---------            ---------
Total other expense                                               3,740,041            2,866,811
                                                                  ---------            ---------

Earnings before income taxes                                        173,011              524,088

Income Taxes                                                         64,526              197,700
                                                                  ---------            ---------

Net earnings                                                       $108,485             $326,388
                                                                  =========            =========

Net earnings per share (Note 2):
     Primary                                                          $0.17                $0.52
                                                                      =====                =====
     Fully Diluted                                                    $0.17                $0.50
                                                                      =====                =====
Weighted average number of shares and equivalents:
     Primary                                                        657,237              662,324
                                                                    =======              =======
     Fully Diluted                                                  657,237              662,324
                                                                    =======              =======

                 See notes to consolidated financial statements

                        First Cherokee Bancshares, Inc.
                  Consolidated Statements of Earnings (Loss)
                   For the three months ended September 30,
                                  (Unaudited)

                                                                  1997              1996
                                                                  ----              ----
Interest income:
     Interest and fees on loans                                $1,708,430        $1,467,862
     Interest on investment securities                             12,349            28,092
     Interest on federal funds sold/overnight funds                59,675           171,371
                                                               ----------        ----------
          Total interest income                                 1,780,454         1,667,325

Interest expense on deposits                                      910,887           938,215
                                                               ----------        ----------

Net interest income                                               869,567           729,110

Provision for loan losses                                         187,703            28,589
                                                               ----------        ----------
Net interest income after provision
     for loan losses                                              681,864           700,521
                                                               ----------        ----------
Other income:
     Gain on sale of investment securities                              0                 0
     Gain on sales of loans                                       282,703           185,639
     Service charges on deposit accounts
          and other income                                        216,020           151,332
                                                               ----------        ----------
Total other income                                                498,723           336,971
                                                               ----------        ----------
Other expense:
     Salaries and employee benefits                               473,276           461,127
     Occupancy                                                    125,918           138,534
     Provision for estimated losses
          and other real estate expenses, net                      96,544            11,936
     Other operating expense                                    1,065,133           403,719
                                                               ----------        ----------
Total other expense                                             1,760,871         1,015,316
                                                               ----------        ----------

Earnings (loss) before income taxes                              (580,284)           22,176

Income Tax expense (benefit)                                     (194,339)            7,100
                                                               ----------        ----------

Net earnings (loss)                                             ($385,945)          $15,076
                                                               ==========        ==========

Net earnings (loss) per share (Note 2):
     Primary                                                       ($0.59)            $0.05
                                                               ==========        ==========
     Fully Diluted                                                 ($0.59)            $0.03
                                                               ==========        ==========
Weighted average number of shares and equivalents:
     Primary                                                      659,024           662,324
                                                               ==========        ==========
     Fully Diluted                                                659,024           662,324
                                                               ==========        ==========

                See notes to consolidated financial statements

                        First Cherokee Bancshares, Inc.
                     Consolidated Statements of Cash Flows
                    For the nine months ended September 30,
                                  (Unaudited)

                                                                      1997                  1996
                                                                      ----                  ----
Cash flows from operating activities:
Net earnings                                                        $108,485              $326,388
Adjustments to reconcile net earnings to net cash
  provided (used) in operating activities:
    Depreciation, amortization and accretion                          77,656                98,010
    Provision for loan losses                                        479,838                94,254
    Provision for losses on other real estate                        118,866                 4,500
    Securities gains                                                       0                     0
    Change in accrued interest payable and
      other liabilities                                             (124,482)               81,102
    Change in accrued interest receivable and
      other assets                                                (1,074,849)              645,061
                                                                  ----------               -------
        Total adjustments                                           (522,971)              922,927
                                                                    --------               -------
        Net Cash provided (used) by operating activities            (414,486)            1,249,315

Cash flows from investing activities:
    Purchases of investment securities                                     0              (992,757)
    Proceeds from sale of investment securities                            0                     0
    Proceeds from maturities and calls of investment                 173,276               205,298
      securities available for sale
    Net change in loans                                           (8,891,675)           (4,352,780)
    Purchases of premises and equipment                             (873,942)             (108,708)
                                                                    --------              --------
        Net Cash used by investing activities                     (9,592,341)           (5,248,947)

Cash flows from financing activities:
    Net change in deposits                                         9,695,707              (577,529)
    Proceeds from exercise of stock warrants                         277,300                     0
                                                                     -------                     -
        Net Cash provided (used) by financing activities           9,973,007              (577,529)

Net change in cash and cash equivalents                              (33,820)           (4,577,161)
Beginning cash and cash equivalents                                6,383,874            19,904,560
                                                                   ---------            ----------
Ending cash and cash equivalents                                  $6,350,054           $15,327,399

Noncash investing activities:
    Change in unrealized gain on securities available
         for sale, net of tax effect                                 ($3,321)              ($4,330)
    Transfer of loans to other real estate                        $1,071,097              $826,247

Supplemental disclosure of cash flow information:
    Interest Paid                                                 $2,648,580            $2,868,635
    Income Taxes Paid                                               $325,000              $278,000


                See notes to consolidated financial statements

                        FIRST CHEROKEE BANCSHARES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              September 30, 1997

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

The accompanying unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the Company's financial position as of September 30, 1997, and the results of its operations and its cash flows for the nine-month period then ended. All such adjustments are normal and recurring in nature. The financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto and the report of independent accountants included in the Company's 1996 Annual Report on Form 10-KSB.

NOTE (2) - NET EARNINGS (LOSS) PER SHARE
----------------------------------------

Net earnings (loss) per share are based on the weighted average number of shares outstanding during each year including consideration of stock options and stock warrants, which represent common stock equivalents. It is assumed that all dilutive common stock equivalents are exercised at the beginning of the year and that the proceeds are used to purchase shares of the Company's common stock. The average market price during each period is used to compute equivalent shares assumed to be acquired for primary earnings (loss) per share, whereas period end prices are used for fully diluted per share amounts. The resulting difference in the calculation of primary and fully diluted earnings (loss) per share is due to the application of the modified treasury stock method, which is applied in instances in which dilutive common stock equivalents exceed 20% of the outstanding common stock.

NOTE (3) - RECENT ACCOUNTING PRONOUNCEMENTS
-------------------------------------------

During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) and SFAS No. 129, "Disclosure of Information About Capital Structure" (SFAS 129). SFAS 128 simplifies current standards by eliminating the presentation of primary earnings (loss) per share and requiring the presentation of basic earnings
(loss) per share, which includes no potential common shares and thus no dilution. The Statement also requires entities with complex capital structures to present basic and diluted earnings (loss) per share on the face of the income statement and also eliminates the modified treasury stock method of computing potential common shares. SFAS No. 129 simply consolidates the established accounting pronouncements on required disclosure of information about a company's capital structure. The Statement contains no new requirements for companies that reported previously under those established accounting pronouncements. Both standards are effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Early application is not permitted. Upon adoption of SFAS 128, restatement of all prior-period earnings (loss) per share data presented is required. If SFAS 128 were applied for the nine months ended September 30, 1997, proforma basic and diluted earnings per share each would be $0.14. For the three months ended September 30, 1997, both proforma basic and diluted loss per share would be $(0.50).

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 131 specifies the presentation and disclosure of operating segment information reported in the annual report and interim reports issued to stockholders. The provisions of both statements will be effective for fiscal years beginning after December 15, 1997. The management of the Company believes that the adoption of these statements will not have a material impact on the Company's financial position, results of operations, or liquidity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

The following narrative should be read in conjunction with the Company's consolidated financial statements and the notes thereto.

FINANCIAL CONDITION
-------------------

Total assets as of September 30, 1997 were $85.6 million compared to $75.6 million as of December 31, 1996. Assets of the Company increased approximately $200,000 during the third quarter of 1997 as compared to an increase of $1.5 million during the third quarter of 1996. These fluctuations are due to routine business transactions.

The Company recorded a loss for the quarter for the first time in several years. The loss of $(385,945) was primarily the result of a loss of $406,000, net of tax, as the result of a potentially fraudulent kiting scheme. Also, management chose to substantially increase the Allowance for Loan and Lease Losses ("ALLL") during the quarter, leaving an excess in the Allowance of $66,588. Without these expenses, net earnings for the third quarter would have been approximately $100,000. The Bank sold fewer SBA loans during the third quarter which also contributed to lower earnings.

Loans increased from $61.9 million at December 31, 1996 to $69.1 million at September 30, 1997. Management anticipates loan production will continue to increase during the remainder of the year. The following table presents major classifications of loans at September 30, 1997:

                                                              % of
                                                             Total
                                         Total                Loan
                                         Loans              Portfolio
                                         -----              ---------
Commercial                           $ 9,398,828              13.38%
SBA - unguaranteed                    16,390,859              23.34%
Real estate - mortgage                25,861,787              36.82%
Real estate - construction            14,065,887              20.03%
Installment and other consumer         4,514,101               6.43%
                                     -----------             ------
  Total loans                         70,231,462             100.00%
                                                             ======
  Less: Allowance for loan losses     (1,037,387)
                                     -----------
  Total net loans                    $69,194,075
                                     ===========

Net premises and equipment were $2.8 million at September 30, 1997 compared to $2.0 million at December 31, 1996. Approximately half of the increase was due to the acquisition of land for a future branch site. The remainder of the increase is primarily attributable to an addition to the main office of the Bank of approximately 1,500 square feet. Other assets increased from $3.9 million as of December 31, 1996 to $6.6 million as of September 30, 1997. The increase was primarily attributable to SBA guarantees in the amount of $1.5 million on sold SBA loans pending cash receipt as of September 30, 1997 as compared to $300,000 as of September 30, 1996. Cash is normally received within fourteen days of a sale.

Total deposits were $78.0 million at September 30, 1997 compared to $68.4 million at December 31, 1996. As of September 30, 1997, interest-bearing deposits and non interest-bearing deposits were $67.8 million and $10.2 million, respectively. As of December 31, 1996, interest-bearing deposits and non interest-bearing deposits were $60.4 million and $8.0 million respectively.

A provision of $187,703 was added to the ALLL during the third quarter of 1997, bringing total provisions for the year to $479,838. The provision is primarily attributable to the increased level of loans at September 30, 1997 compared to December 31, 1996 as well as the increased level of chargeoffs. Additionally, management intentionally increased the ratio of the ALLL to total loans. The allowance had a balance of $1,037,387 at September 30, 1997, representing 1.48% of loans. Management's internal analysis documented an excess of $66,588 in the ALLL as of September 30, 1997. Chargeoffs were $458,703 while recoveries were $157,981 resulting in net chargeoffs of $300,722 during the first nine months of 1997. Chargeoffs on two loans account for 53% of total chargeoffs. Management believes this allowance is adequate to cover possible loan losses. The following table presents the activity in the ALLL for the first three quarters of 1997. At September 30, 1997, the Bank had no loans requiring a specific allocation. The remaining allowance after any required specific reserves, less any surplus in the allowance based on an internal analysis, is attributed to the loan categories based on the relative percentage of the particular category to total loans. Any surplus is considered unallocated.


          FIRST CHEROKEE BANCSHARES, INC.
     ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

     Balance, December 31, 1996      $  858,271

     Chargeoffs                        (458,703)

     Recoveries                         157,981

     Provision for Loan Losses          479,838
                                     ----------

     Balance, September 30, 1997     $1,037,387
                                     ==========

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS
-------------------------------------------

At September 30, 1997, the Bank had 23 loans classified as nonaccrual totaling $2,521,369, 99% of which are secured by real estate, vehicles, equipment or inventory. The Bank's impaired loans consist of these nonaccrual loans that are either greater than 90 days delinquent as of September 30, 1997 or are classified as nonaccrual by management because the collection of interest from the borrower is doubtful. No material loss is anticipated on the nonaccrual loans so no specific reserves or writedowns are considered necessary at this time. Interest income from impaired loans is recognized using a cash basis method of accounting during the time within that period in which the loans were impaired. If interest income on the total nonaccrual loans had been accrued, such income would have approximated $173,912 as of September 30, 1997. Interest income on such loans, recorded only when received, was approximately $ 92,180 for the first nine months of 1997. As of September 30, 1997, the Bank had 7 properties classified as Other Real Estate Owned, totaling $1,509,401. Each property is currently under contract for sale or its sale is being negotiated. The ratio of loans past due 30 days or more to total loans was 3.13% at September 30, 1997 compared to 3.47% at September 30, 1996. There was one loan totaling approximately $254,000 past due greater than 90 days that was on accrual status as of September 30, 1997. There were no loans past due greater than 90 days that were on accrual status as of September 30, 1996. There were no restructured loans as of September 30, 1997 or September 30, 1996.

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

CAPITAL RESOURCES
-----------------

At September 30, 1997, consolidated stockholders' equity was $6,951,047 or 8.12% of total assets compared to $6,474,818 or 7.83% of total assets at September 30, 1996. The Company's common stock had a book value of $11.94 per share at September 30, 1997 compared to a book value of $11.54 per share at September 30, 1996. In January 1997, 30,500 shares of stock were issued as a result of the exercise of certain warrants. At the end of the third quarter of 1997, the Company had approximately 650 stockholders of record.

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

The following table sets forth information with respect to the Bank's capital ratios at September 30, 1997 and 1996 compared to minimum ratios required by regulation. The Company's capital ratios are similar to those of the Bank and exceed the minimum risk-weighted requirements of the FRB.


                                     FIRST CHEROKEE BANCSHARES, INC.
                                          CAPITAL CALCULATIONS


                                                   9/30/97                     9/30/96
                                                 (Bank Only)                 (Bank Only)
                                     ---------------------------------------------------------
                                          Amount                          Amount
                                         (in 000's)         Ratio       (in 000's)    Ratio
                                         ----------         -----       ----------    -----
Risk-Based Capital Ratios:

   Tier 1 Capital                            $6,280          8.96%        $5,875       9.45%
   Minimum requirement per
    regulations                               2,805          4.00%         2,488       4.00%
                                             ------         -----         ------      -----
      Excess                                 $3,475          4.96%        $3,387       5.45%
                                             ======         =====         ======      =====

   Tier 1 and Tier 2 Capital                 $7,167         10.22%        $6,537      10.51%
   Total Capital minimum
    requirement per regulations               5,610          8.00%         4,976       8.00%
                                             ------         -----         ------      -----
            Excess                           $1,557          2.22%        $1,561       2.51%
                                             ======         =====         ======      =====
Leverage Ratios:

   Tier 1 Capital                            $6,280          7.43%        $5,875       7.11%
   Minimum requirement per
    regulations                               3,379          4.00%         3,249       4.00%
                                             ------         -----         ------      -----
            Excess                           $2,901          3.43%        $2,626       3.11%
                                             ======         =====         ======      =====

RESULTS OF OPERATIONS
---------------------

The Company's loss for the third quarter of 1997 was $(385,945), representing loss per share of $(.59). The Company's earnings during the third quarter of 1996 were $15,076. During the third quarter of 1997, the Company discovered a potential fraud loss on a deposit account as a result of charged back items in excess of collected funds ("kiting scheme"). The Company recorded the loss of $406,000, net of tax, during September 1997. While management continues to work toward recovery of this loss, whether any recovery will be made is unknown at this time. Also, management elected to substantially increase the ALLL during the quarter and sold fewer SBA loans.

The average yield on earning assets for the first three quarters of 1997 increased slightly to 9.96% as compared to 9.94% for the first three quarters of 1996. The average cost of funds on interest-bearing deposits decreased for the first nine months of 1997 to 5.39%, as compared to 5.69% for the first nine months of 1996. The improvement was primarily a result of the Bank's on-going effort to restructure the deposit base from higher rate institutional certificates to core deposits. Consequently, the net interest spread for the first three quarters of 1997 increased to 4.57% compared to 4.25% for the first three quarters of 1996. The net interest spread is expected to remain stable for the remainder of the year.

The Company recognized net earnings of $108,485 for the nine months ended September 30, 1997. In comparison, net earnings for the nine months ended September 30, 1996 were $326,388. As mentioned previously, the reason for the substantial decrease was the loss from the kiting scheme.

Net interest income for the first nine months of 1997 was $2,710,156 as compared to $2,119,249 for the first nine months of 1996. Total other income for the first three quarters of 1997 was $1,682,734 compared to $1,365,904 for the first three quarters of 1996. This increase is primarily due to increased transaction volume on deposits as well as increased fees relative to the transactions. The annualized ratio of operating expenses to average assets increased to 5.99% for the first nine months of 1997 from 4.70% for the first nine months of 1996. The ratio for the first nine months of 1997 would have been 4.93% without the loss from the kiting scheme. The remainder of the increase is primarily due to ongoing costs, such as legal fees, related to resolving problem assets.

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings

             The First National Bank of Cherokee (the "Bank") has been named in an Adversary Proceeding related to the Isaac LeaseCo Chapter 7 Bankruptcy, (David W. Cranshaw, Chapter 7 Trustee for the Estate of Isaac LeaseCo, Inc. vs. Lewis C. Smith, First National Bank of Cherokee and Ford Motor Credit Corporation, U. S. Bankruptcy Court, Northern District of Georgia, Case Number 97-6034; Isaac LeaseCo, Inc., Chapter 7 Bankruptcy Case Number A96-79738-REV). In July of 1996, NationsBank, with whom Isaac LeaseCo, Inc. had a banking relationship, discovered that NationsBank had extended substantial credit on drafts written by Isaac LeaseCo, Inc. without funds necessary to cover those drafts ("kiting" scheme). In August 1996, NationsBank put Isaac LeaseCo, Inc. into involuntary Chapter 7 bankruptcy.

     Isaac LeaseCo, Inc. was an automobile wholesaler that did business with a customer of the Bank, L. C. Smith Sales & Leasing, Inc. ("Sales & Leasing"). Among other lending to Sales & Leasing and its Principals, the Bank had a secured floor plan lending arrangement for the financing of Sales & Leasing automobile inventory. The Adversary Proceeding naming the Bank, together with a related Adversary Proceeding (David W. Cranshaw, Chapter 7 Trustee for the Estate of Isaac LeaseCo, Inc. vs. L. C. Smith Sales & Leasing , Inc. and James William Ballew, U. S. Bankruptcy Court, Northern District of Georgia, Case Number 96-6734; Isaac LeaseCo, Inc. Chapter 7 Bankruptcy Case Number A96-79738-REV), claims that Isaac LeaseCo, Inc. was defrauded by Sales & Leasing and its Principals. The Bank was named in the litigation to establish the relative lien rights on inventory supplied to Sales & Leasing through various arrangements with Isaac LeaseCo, Inc. The Trustee also claims a constructive trust against all amounts received by the Bank from Sales & Leasing or its Principals at any time since the discovery by NationsBank of the Isaac LeaseCo, Inc. "kiting" scheme.

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

     Item 3. Defaults Upon Senior Securities - None

     Item 4. Submission of Matters to a Vote of Security  Holders - None

     Item 5. Other Information - None

     Item 6. Exhibits and Reports on Form 8-K
             a.  Exhibits filed in accordance with Item 601 of  Regulation S-B:
                     Exhibit 11 Computation of Earnings Per Share

                     Exhibit 27 Financial Data Schedule (for SEC use only)
             b.  The Company has not filed any reports on Form 8-K during the nine months ended September 30, 1997.

     Item 7. Signatures - attached

                       Computation of Earnings Per Share
                       ---------------------------------
                                  (Unaudited)

                                                            Nine months ended
                                                               September 30,
                                                            1997         1996
                                                            ----         ----
Primary earnings per share
--------------------------
Earnings: Net earnings                                   $ 108,485    $ 326,388
 Excess proceeds invested in U.S.
 government securities @5.05%                                    0       19,209
                                                            ------       ------
Net earnings available to common stock                   $ 108,485    $ 345,597
                                                         ---------    ---------

Shares: Weighted average number of common
 shares outstanding                                        580,070      551,804
        Additional shares assuming conversion of:
               Stock warrants                              165,850      196,350
               Stock options                                27,331       24,531
        Less 20% limitation                               (116,014)    (110,361)
                                                          --------     --------
Average common shares and equivalents outstanding          657,237      662,324
                                                          --------     --------

Primary earnings per share                                   $0.17        $0.52
                                                             =====        =====

Fully diluted earnings per share
--------------------------------
Earnings: Net earnings                                   $ 108,485    $ 326,388
 Excess proceeds invested in U.S.
 government securities @5.05%                                    0        5,912
                                                         ---------    ---------
Net earnings available to common stock                   $ 108,485    $ 332,300
                                                         ---------    ---------

Shares: Weighted average number of common
 shares outstanding                                        580,070      551,804
        Additional shares assuming conversion of:
               Stock warrants                              165,850      196,350
               Stock options                                27,331       24,531
        Less 20% limitation                               (116,014)    (110,361)
                                                          --------     --------
Average common shares and equivalents outstanding          657,237      662,324
                                                          --------     --------

Fully diluted earnings per share                             $0.17        $0.50
                                                             =====        =====

                   Computation of Earnings (Loss) Per Share
                   ----------------------------------------
                                  (Unaudited)

                                                            Three months ended
                                                              September 30,
                                                            1997        1996
                                                            ----        ----
Primary earnings (loss) per share
---------------------------------
Earnings: Net earnings (loss)                            $(385,945)   $  15,076
 Excess proceeds invested in U.S.
 government securities @ 5.05%                                   0       19,209
                                                            ------       ------
Net earnings (loss) available to common stock            $(385,945)   $  34,285
                                                         ---------    ---------

Shares:  Weighted average number of common
 shares outstanding                                        582,304      551,804
        Additional shares assuming conversion of:
               Stock warrants                              165,850      196,350
               Stock options                                27,331       24,531
        Less 20% limitation                               (116,461)    (110,361)
                                                          --------     --------
Average common shares and equivalents outstanding          659,024      662,324
                                                           -------      -------

Primary earnings (loss) per share                           $(0.59)       $0.05
                                                            ------        -----

Fully diluted earnings (loss) per share
---------------------------------------
Earnings: Net earnings (loss)                            $(385,945)   $  15,076
 Excess proceeds invested in U.S.
 government securities @ 5.05%                                   0        5,912
                                                         ---------    ---------
Net earnings (loss) available to common stock            $(385,945)   $  20,988
                                                         ---------    ---------

Shares: Weighted average number of common
 shares outstanding                                        582,304      551,804
        Additional shares assuming conversion of:
               Stock warrants                              165,850      196,350
               Stock options                                27,331       24,531
        Less 20% limitation                               (116,461)    (110,361)
                                                          --------     --------
Average common shares and equivalents outstanding          659,024      662,324
                                                          --------     --------

Fully diluted earnings (loss) per share                     $(0.59)       $0.03
                                                            ------        -----

                                 SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  FIRST CHEROKEE BANCSHARES, INC.
  -------------------------------
  (Registrant)

DATE: November 13, 1997                    BY:  /s/Carl C. Hames, Jr.
      -----------------                        --------------------------
                                                   Carl C. Hames, Jr.
                                               President & CEO/Principal
                                                   Executive Officer


DATE: November 13, 1997                    BY:  /s/ Kitty A. Kendrick
      -----------------                        ---------------------------
                                                    Kitty A. Kendrick
                                               Principal Financial Officer