Form 10KSB40
period 1997-12-31
FIRST CHEROKEE BANCSHARES INC
filed 1998-03-27
CIK 841545

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

  Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. YES  X   NO
             ---     ---

                      [Cover page continued on next page]

  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

  The registrant's revenues for the fiscal year ended December 31, 1997 were $9,436,679.

  The aggregate market value of the voting stock held by nonaffiliates of the Registrant at March 13, 1998, was $6,756,376, based on an estimated market price of $17.25 per share. Market price was estimated based on the most recent sales price of the Common Stock.

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS

  State the number of shares outstanding of each of issuer's classes of common equity, as of the last practicable date:

  The number of shares of the Registrant's Common Stock outstanding at March 13, 1998, was 582,304 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Annual Report to Shareholders for the year ended December 31, 1997 are incorporated by reference into Parts I and II of this report.

  Portions of the Proxy Statement for the 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant's 1997 fiscal year-end are incorporated by reference into Part III of this report.

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

The Bank's principal sources of income are interest and fees collected on loans, interest and dividends collected on investments, gains on the sale of loans, and service fees on deposit accounts. The Bank's principal expenses are interest paid on savings, time, NOW and money market deposits, loan loss provision, employee compensation, office expenses, and other overhead expenses.

The Bank operates under the guidance of a three-year Capital Plan, which is updated annually. The Plan represents management's best estimate of the future financial condition of the Bank given achievable loan and other earning asset production. The current Capital Plan projects the Bank's estimated assets, liabilities, net worth, revenues, and expenses throughout the period ending December 31, 2000. Management uses the Capital Plan as a tool to analyze various operating strategies. Most importantly, the Capital Plan gives management of the Bank and the Board of Directors of the Company a measure of the relative success of their strategies on the Bank's profitability. At December 31, 1997, assets of the Bank were $7 million or 8% less than projected by the Plan. Net earnings after taxes in 1997 were $220,884 or 80% less than projected by the Plan. The primary reason for the variance in budgeted net earnings compared to actual net earnings for 1997 was a nonrecurring loss of $654,395 as a result of a fraudulent "check-kiting" scheme. Additionally, the costs associated with the resolution of nonperforming assets, such as lost interest income, collection costs and legal fees were higher than anticipated. The updated Plan projects assets of the Bank to reach $105 million by the end of 1998. Net earnings after taxes are projected to be approximately $991,000, representing a Return on Average Assets of 1.02%. The foregoing statement is a forward-looking statement which reflects significant assumptions and subjective judgments believed by management to be reasonable as of the date of this Report. It does not constitute a forecast or prediction of actual results, and actual performance and financial results may differ materially from those anticipated due to a variety of factors, including but not limited to (i) increased competition with other financial institutions, (ii) lack of sustained growth in the local economy, (iii) rapid fluctuations in interest rates, and (iv) changes in the legislative and regulatory environment. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation to subsequently update or revise any forward-looking statements after the date of this Report.

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

As of the end of 1997, the Bank's loan portfolio consisted of approximately 8% Consumer Loans, 15% Commercial Loans, 23% U.S. Small Business Administration ("SBA") - Unguaranteed portion of Loans, and 54% Commercial and Residential Real Estate and Construction Loans. The Bank's net loan-to-deposit ratio was approximately 91% as of December 31, 1997.

Total net loans as of December 31, 1997 were $71,620,734, with the percentage of 30 days or greater delinquent loans at year end at 4.40%. The percentage of substandard rated loans was 2.61% of total outstanding loans, which represented 24.89% of risk-based capital. No loans were classified as impaired, therefore no specific reserves were required. As of December 31, 1997 the Bank had eight borrowers in nonaccrual status totaling $1,460,262. During 1997, the loan loss provision was $623,738, and gross charge-offs totaled $556,332; recoveries during 1997 amounted to $165,053. The balance in the loan loss reserve account was $1,090,730, or 1.50% of loans, as of December 31, 1997.

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

                           ASSET/LIABILITY MANAGEMENT
                           --------------------------

It is the objective of the Bank to manage its assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies. Certain officers of the Bank are charged with the responsibility for developing and monitoring policies and procedures that are designed to insure acceptable composition of the asset/liability mix. It is the overall philosophy of management to support asset growth primarily through growth of core deposits, which include deposits of all categories made by individuals, partnerships and corporations. Management of the Bank seeks to invest the largest portion of the Bank's assets in commercial and real estate related loans. The Bank's asset/liability mix is monitored on a timely basis with a report reflecting interest-sensitive assets and interest-sensitive liabilities being prepared and presented to the Bank's Board of Directors on a quarterly basis. The objective of this policy is to manage interest-sensitive assets and liabilities so as to minimize the impact of substantial movements and interest rates on the Bank's earnings. See "Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Interest Rate Sensitivity."

                                 EMPLOYEES
                                 ---------

At December 31, 1997, the Bank employed 49 full-time employees and 7 part-time employees. Certain executive officers of the Bank also serve as the officers of the Company. The Company does not have compensated employees. Neither the Company nor the Bank is a party to a collective bargaining agreement, and, in the opinion of management, the Bank enjoys satisfactory relations with its employees.

                SELECTED STATISTICAL INFORMATION OF THE COMPANY
                -----------------------------------------------

The following statistical information is provided for the Company for the years ended December 31, 1997 and December 31, 1996. This data should be read in conjunction with the information incorporated by reference under the heading "Item 6 - Management's Discussion and Analysis of Financial Condition" and "Item 7 - Financial Statements" appearing elsewhere in this Report.


             DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS'
               EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

AVERAGE BALANCES AND NET INCOME ANALYSIS

Table 1 below presents average balances of the Company on a consolidated basis and the interest earned and paid thereon during the years ended December 31, 1997 and 1996.

                                    TABLE 1


                                                          1997                                1996
                                         -----------------------------------------------------------------------
                                                        Interest   Average                   Interest   Average
                                           Average      Income/     Yield/      Average      Income/     Yield/
                                           Balance      Expense      Cost       Balance      Expense      Cost
                                         ------------------------- --------   ------------------------- --------
ASSETS
Interest-Earning Assets
   Loan Portfolio (1)                     $65,733,060   $7,691,664   11.70%    $55,373,204   $6,473,525   11.69%
   Investment Securities (2)                1,341,593       83,200    6.20%      1,608,227       84,357    5.25%
   Federal Funds Sold, Interest-Bearing
      Deposits and Other Investments        4,252,140      230,466    5.42%     12,279,168      696,622    5.67%
                                         ------------  ----------- --------   ------------  ----------- --------
        Total Interest-Earning Assets      71,326,793   $8,005,330   11.22%     69,260,599   $7,254,504   10.47%
Non-Earning Assets                         12,157,876                           11,605,219
                                         ------------                         ------------
         Total Average Assets             $83,484,669                          $80,865,818
                                         ============                         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-Bearing Liabilities
   Interest-Bearing Deposits:
      NOW Accounts                         $4,929,867     $117,567    2.38%     $4,891,026     $122,738    2.51%
      Money Market Accounts                 7,094,029      259,508    3.66%      5,241,153      188,132    3.59%
      Savings                               2,283,814       57,110    2.50%      2,477,314       65,073    2.63%
      Time, $100,000 and Over              12,975,607      782,429    6.03%     13,992,042      875,902    6.26%
      Other Time                           38,445,348    2,348,358    6.11%     38,630,867    2,491,916    6.45%
                                         ------------  ----------- --------   ------------  ----------- --------
   Total Interest-Bearing Deposits         65,728,665   $3,564,972    5.42%     65,232,402   $3,743,761    5.74%
FHLB Advances and Federal Funds Purchased     314,574       17,770    5.65%              0            0    0.00%
                                         ------------  ----------- --------   ------------  ----------- --------
Total Interest-Bearing Liabilities         66,043,239   $3,582,742    5.42%     65,232,402   $3,743,761    5.74%
Non Interest-Bearing Demand Deposits        9,622,379                            8,480,285
Other Liabilities                             798,147                              681,630
                                         ------------                         ------------
          Total Liabilities                76,463,765                           74,394,317
Stockholders' Equity                        7,020,904                            6,471,501
                                         ------------                        -------------
Total Average Liabilities and
   Stockholders' Equity                   $83,484,669                          $80,865,818
                                         ============                        =============

Net Earning Assets                         $5,283,554                           $4,028,197
Net Yield on Interest Earning Assets            6.20%                                5.06%
Net Interest Rate Spread                        5.80%                                4.73%
Net Interest Margin                        $4,422,588                           $3,510,743

(1) When computing yields on interest-earning assets, non-accruing loans are included in average loan balances. Additionally, loan fees of $425,038 and $ 187,432 are included in interest income for the periods ending December 31, 1997 and 1996, respectively.
(2) All investment securities are taxable.

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


                                    TABLE 2


                                                         Year Ended December 31,                  Year Ended December 31,
                                                             1997 vs. 1996                            1996 vs. 1995
                                                     ----------------------------------     ----------------------------------
                                                      Increase         Changes Due To        Increase        Changes Due To
Increase (decrease) in:                              (Decrease)       Rate       Volume     (Decrease)      Rate       Volume
                                                     ----------       ----       ------     ----------      ----       ------
Income from earning assets:
       Interest and fees on loans                   $1,218,139      $7,072   $1,211,067      $207,934   ($211,033)   $418,967
       Interest on investment securities               (40,817)    (26,819)     (13,998)     (111,557)    (19,699)    (91,858)
       Interest on federal funds sold,
           interest-bearing deposits,
           and other investments                      (426,496)     28,636     (455,132)       84,781     (26,395)    111,176
                                                 ---------------------------------------  ------------------------------------
                  Total interest income               $750,826      $8,889     $741,937      $181,158   ($257,127)   $438,285
                                                 ---------------------------------------  ------------------------------------

Expense from interest-bearing liabilities:
       Interest on now accounts                        ($5,171)    ($6,146)        $975        $7,704    ($14,800)    $22,504
       Interest on money market accounts                71,376       4,858       66,518       (38,078)     (7,600)    (30,478)
       Interest on savings accounts                     (7,963)     (2,874)      (5,089)       (7,656)     (7,947)        291
       Interest on time deposits, $100,000 & over      (93,473)    (29,844)     (63,629)       76,980     (20,988)     97,968
       Interest on other time deposits                (143,558)   (131,592)     (11,966)      182,124      47,270     134,854
       Interest on FHLB advances and federal
           funds purchased                              17,770           0       17,770             0           0           0
                                                 ---------------------------------------  ------------------------------------
                    Total interest expense           ($161,019)  ($165,598)      $4,579      $221,074     ($4,065)   $225,139
                                                 ---------------------------------------  ------------------------------------

                    Net interest income               $911,845    $174,487     $737,358      ($39,916)  ($253,062)   $213,146
                                                 ======================================   ===================================


                                LOAN PORTFOLIO

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

Table 3 below presents the maturity date distribution of the loans at December 31, 1997.


                                    TABLE 3

                            AS OF DECEMBER 31, 1997
                                (IN THOUSANDS)

------------------------------------------------------------------------------------------------
                                ONE YEAR        > ONE YEAR
                                 OR LESS       TO FIVE YEARS          > FIVE YEARS
                                 -------       -------------          ------------
                                            Fixed      Adjustable   Fixed    Adjustable
                                             Rate         Rate       Rate       Rate      Total
                                             ----        ----       ----        ----      -----
Commercial                      $ 4,571    $ 2,833     $2,084    $  723       $15,855    $26,066
Real estate - Construction       15,636          -      1,070         -           906     17,612
All Other Loans                   7,359     10,528      6,644     1,214         2,198     27,943
                                -------    -------     ------    ------       -------    -------
Total                           $27,566    $13,361     $9,798    $1,937       $18,959    $71,621
-------------------------------------------------------------------------------------------------

TYPES OF LOANS

Table 4 below presents the loan portfolio stratified by type and the corresponding percentage of total loans as of December 31, 1997 and 1996.


                                    TABLE 4

                                                        1997                       1996
                                               -----------------------    -----------------------
                                                              % Loans                    % Loans
                                                              to Total                   to Total
                                                  Amount       Loans        Amount        Loans
                                                  ------       -----        ------        -----
                Real Estate Construction       $17,635,088     24.25%      $9,606,039     15.56%
                Real Estate Mortgage            21,649,051     29.77%      20,872,411     33.81%
                SBA - Unguaranteed              16,774,339     23.07%      13,698,354     22.19%
                Commercial                      10,983,107     15.11%      13,101,300     21.22%
                Consumer                         5,669,879      7.80%       4,459,337      7.22%
                                                 ---------      -----       ---------      -----
                     Total Loans               $72,711,464    100.00%     $61,737,441    100.00%
                                               ===========    =======     ===========    =======


NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

A loan is placed on nonaccrual status when it has become 90 days delinquent, unless such loan is adequately collateralized and in the process of collection. Additionally, a loan may be placed on nonaccrual status before it becomes 90 days delinquent if management determines, after considering economic and business conditions and collection efforts, that the collection of interest from the borrower is doubtful. Interest previously accrued but not collected is reversed against current period interest income when such loans are placed on nonaccrual status. Interest on loans that are classified as nonaccrual is recognized when received. In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the original contractual agreement. At December 31, 1997, the Bank had eight borrowers on nonaccrual status in the amount of $1,460,262 or 2.04% of total loans compared to $1,444,709 or 2.30% of total loans at

December 31, 1996. One borrower accounts for $721,798 or 49% of total nonaccrual loans. It is anticipated that this borrower will be current by June 1998. Another borrower had two construction loans totaling $208,283 at December 31, 1997. One of these loans paid off in full in January 1998. The other was foreclosed in January 1998 and the property is scheduled to be sold with no loss in March 1998. The remaining loans average approximately $88,000 each. No specific reserves have been allocated on nonaccrual loans because management believes the collateral is adequate and no impairment exists. Had the loans been current in accordance with their original terms, the gross interest that would have been recorded as of December 31, 1997 would have been $87,123. The amount of interest on these loans that was included in net earnings for the year ended December 31, 1997 was $132,578. Two loans, totaling $356,666 were past due greater than 90 days and were still accruing as of December 31, 1997, due to anticipated payoffs. There were no loans past due greater than 90 days and still accruing as of December 31, 1996. Loans past due greater than 30 days but less than 90 days amounted to $3,201,666, or 4.40% of total loan as of December 31, 1997 compared to $1,823,981, or 2.93% of total loans at the end of 1996. There were no restructured loans as of December 31, 1997 or December 31, 1996.

The Bank had four properties classified as Other Real Estate Owned totaling $794,361 as of December 31, 1997. The largest of these properties consists of 95 acres of land in Cherokee County with a balance of $510,047 and an appraised value of $515,000. The property is currently under a contract which would net the Bank approximately $700,000 and is scheduled to close by July 31, 1998. Two of the other four properties are scheduled to be sold during March 1998 with no loss. Additionally, no material loss is anticipated on the resolution of the fourth property. As of December 31, 1997, the Bank had repossessed 24 vehicles with fair value totaling $141,155. No material loss is anticipated on the sale of these vehicles.

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

Management reviews all loans in the portfolio to identify potential loan problems. Loans are evaluated on an individual basis, and after considering the financial strength of the borrower, appraisals and other estimates of collateral value, specific reserves are provided where appropriate. Additionally, general reserves are provided for all other loans not identified as potential problem loans to provide for risk of loss inherent in the remaining loan portfolio. Changing economic conditions affecting the Company's market or borrowers may result in changes to management's periodic estimates, appraisals, and evaluation of loans and the allowance for loan losses. For additional information regarding this topic, see "Item 6 - Management's Discussion and Analysis of Financial Condition - Allowance for Loan Losses," which is incorporated by reference to the section of the same heading in the Company's 1997 Annual Report to Shareholders.

Table 5 below presents the activity in the allowance for loan losses for each of the periods ended December 31, 1997 and 1996.

                                    TABLE 5

                                                                     1997          1996
                                                                  -----------------------
                Balance at the Beginning of Year                    $858,271     $685,706
                Charge-offs:
                     Real Estate Construction                              0            0
                     Real Estate Mortgage                                  0            0
                     SBA - Unguaranteed                              150,581            0
                     Commercial                                      198,791      182,161
                     Consumer                                        206,960      146,092
                                                                     -------      -------
                Total Charge-offs                                    556,332      328,253
                Recoveries:
                     Real Estate Construction                              0           41
                     Real Estate Mortgage                                  0            0
                     SBA - Unguaranteed                               12,398            0
                     Commercial                                       67,983      104,999
                     Consumer                                         84,672       22,268
                                                                      ------       ------
                Total Recoveries                                     165,053      127,308
                     Net Chargeoffs                                  391,279      200,945
                Provision for Loan Losses                            623,738      373,510
                                                                     -------      -------
                Balance at the End of Year                        $1,090,730     $858,271
                                                                  ==========     ========
                Percentage of Allowance for Loan Loss to Loans
                     Outstanding as of Year End                        1.50%        1.39%
                Ratio of Net Charge-offs to Average
                     Loans Outstanding During the Year                 0.60%        0.36%
                                                                       =====        =====


With respect to the information presented in Table 6, the Bank provides specific allocations as a precautionary measure if it is anticipated that a particular loan may deteriorate or on a group of loans that have a significant risk level or have suffered a notable level of losses in the past. As a matter of policy, potential problem loans are individually reviewed to determine the appropriate level of specific reserve, if any. At December 31, 1997, no loans were considered impaired requiring specific reserves. At December 31, 1996, three loans were considered impaired requiring specific reserves totaling $149,880. For allocation purposes, the specific reserves are appropriated directly to the category the individual loan is in. The remaining allowance, less any surplus in the allowance based on an internal analysis, is attributed to the loan categories based on the relative percentage of the particular category to total loans. Any surplus is considered unallocated. At December 31, 1997, management's analysis calculated the surplus to be $260,643. At December 31, 1996, management's analysis calculated the surplus to be $100,000.

                                    TABLE 6

                                                1997                     1996
                                       ----------------------     --------------------
                                                      % of                     % of
                                                      Loss                     Loss
                                         Amount     Allocated      Amount    Allocated
                                       ----------   ---------     --------   ---------
Real Estate Construction               $  125,426    11.50%       $ 93,192    10.86%
Real Estate Mortgage                      191,501    17.56%        202,492    23.59%
SBA - Unguaranteed                        247,117    22.66%        174,092    20.28%
Commercial                                201,296    18.46%        245,233    28.57%
Consumer                                   64,747     5.94%         43,262     5.04%
Unallocated                               260,643    23.90%        100,000    11.65%
                                       ----------   ------        --------   ------
     Total Allowance for Loan Losses   $1,090,730   100.00%       $858,271   100.00%
                                       ==========   ======        ========   ======



                             INVESTMENT PORTFOLIO

Table 7 below sets forth the fair value of investment securities at December 31, 1997 and 1996.

                                    TABLE 7

                                                          1997                1996
                                          ===========================================

              U.S. Government Agencies                $499,531            $500,000
              Mortgage-backed Securities               102,872             293,735
                                                      --------            --------
              Total Investment Securities             $602,403            $793,735
                                          ===========================================

The fair value at December 31, 1997 includes a $2,703 market value increase for net unrealized gains while the fair value at December 31, 1996 includes a $7,330 market value increase for net unrealized gains in the investment portfolio.

Table 8 below presents the maturities, weighted average yields and total carrying value of the Bank's investments as of December 31, 1997.

                                    TABLE 8


======================================================================================================================
                                               AFTER                  AFTER
                                             ONE YEAR              FIVE YEARS
                    ONE YEAR OR               THROUGH                THROUGH               AFTER
                       LESS                 FIVE YEARS              TEN YEARS            TEN YEARS             TOTAL
                    -----------             ----------              ---------            ---------             -----
                           WEIGHTED                WEIGHTED               WEIGHTED              WEIGHTED             WEIGHTED
                           AVERAGE                 AVERAGE                AVERAGE               AVERAGE              AVERAGE
               AMOUNT       YIELD      AMOUNT       YIELD      AMOUNT      YIELD     AMOUNT      YIELD     AMOUNT     YIELD
               ------       -----      ------       -----      ------      -----     ------      -----     ------     -----

U.S.
Government
Agencies           $0        0.00%   $499,531        6.62%         $0       0.00%        $0       0.00%  $499,531      6.62%

Mortgage-
backed
Securities     46,248        7.50%     17,544        8.45%          0       0.00%    39,080       9.50%   102,872      8.42%
              -------        -----     ------        -----          -       -----    ------       -----   -------      -----

Total
Investment
Securities    $46,248        7.50%   $517,075        6.68%         $0       0.00%   $39,080       9.50%  $602,403      6.93%
             ================================================================================================================

                                   DEPOSITS

Table 9 below presents the average amounts of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits, and time deposits, for the periods indicated.

                                    TABLE 9

                                                         Year Ended December 31,
                                              ---------------------------------------------
                                                      1997                    1996
                                                      ----                    ----
                                                            Weighted                Weighted
                                                             Average                 Average
                                                 Amount       Rate       Amount       Rate
                                                 ------       ----       ------       ----
       Non Interest-bearing demand deposits    $9,622,379     N/A      $8,480,285     N/A
       Interest-bearing demand deposits        12,023,896    3.13%     10,132,179    3.06%
       Savings deposits                         2,283,814    2.50%      2,477,314    2.63%
       Time deposits                           51,420,955    6.09%     52,622,909    6.39%
                                            --------------          --------------
            Total Deposits                    $75,351,044             $73,712,687
                                            ==============          ==============


The amounts of time certificates of deposit issued in amounts greater than $100,000 as of December 31, 1997, are shown below by category, which is based on time remaining until maturity of (a) three months or less, (b) over three through six months, (c) over six through twelve months, and (d) over twelve months.



                                           (Dollars in
                                            Thousands)
                                            ----------
       Three months or less                   $2,879
       Over three through six months           1,243
       Over six through twelve months          1,198
       Over twelve months                      2,737
                                               -----
         Total                                $8,057
                                              ======

For a further description of the average amount of and the average rate paid on various deposit categories which are in excess of 10% of average total deposits, see "Item 6 - Management's Discussion and Analysis of Financial Condition - Deposits," which is incorporated by reference to the section of the same heading in the Company's 1997 Annual Report to Shareholders.

                          RETURN ON ASSETS AND EQUITY

Table 10 below illustrates return on assets (net earnings divided by average total assets), return on equity (net earnings divided by average stockholders' equity) and stockholders' equity to assets ratio (average stockholders' equity divided by average total assets) for the periods ended December 31, 1997 and 1996. The Company did not pay cash dividends to shareholders during 1997 and 1996.

                                   TABLE 10


                                        1997             1996
                                     ===========================
     Return on Assets                    .26%             .52%
     Return on Equity                   3.15%            6.46%
     Stockholders' Equity to Assets     8.06%            8.69%
                                     ===========================

                          SUPERVISION AND REGULATION
                          --------------------------

The following discussion sets forth the material elements of the regulatory framework applicable to banks and bank holding companies and provides certain specific information related to the Company.

GENERAL

The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). As such, the Company and, if applicable, its non-bank subsidiaries are subject to the supervision, examination, and reporting requirements of the BHC Act and the regulations of the Federal Reserve.

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

In response to the Interstate Banking Act, the Georgia General Assembly adopted the Georgia Interstate Banking Act, which was effective on July 1, 1995. The Georgia Interstate Banking Act provides that (a) interstate acquisitions by institutions located in Georgia will be permitted in states that also allow national interstate acquisitions and (b) interstate acquisitions of institutions located in Georgia will be permitted by institutions in states that allow national interstate acquisitions.

Additionally, on January 26, 1996, the Georgia General Assembly adopted the Georgia Interstate Branching Act which permits Georgia-based banks and bank holding companies owning or acquiring banks outside of Georgia and all non-Georgia banks and bank holding companies owning or acquiring banks in Georgia to merge any lawfully acquired bank into an interstate branch network. The Georgia Interstate Branching Act also allows banks to establish de novo branches on a limited basis as of July 1, 1996. Beginning July 1, 1998, the number of de novo branches that may be established will no longer be limited.

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

At December 31, 1997, under dividend restrictions imposed under federal and state laws, the Bank, without obtaining governmental approvals, could declare aggregate dividends to the Company of up to approximately $636,000.

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

The minimum guideline for the ratio (the "Total Risk-Based Capital Ratio") of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%. At least half of Total Capital must comprise common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves ("Tier 2 Capital"). At December 31, 1997, the Company's consolidated Total Risk-Based Capital Ratio and its Tier 1 Risk-Based Capital Ratio (i.e., the ratio of Tier 1 Capital to risk-weighted assets) were 10.24% and 8.98%, respectively.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio (the "Leverage Ratio") of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The Company's Leverage Ratio at December 31, 1997 was 7.53%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital Leverage Ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

The Bank is subject to risk-based and leverage capital requirements adopted by the OCC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

The Bank was in compliance with applicable minimum capital requirements as of December 31, 1997. The Company has not been advised by any federal banking agency of any specific minimum capital ratio requirement applicable to it or its subsidiary depository institution.

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

The federal bank regulators continue to indicate their desire to raise capital requirements applicable to banking organizations beyond their current levels. In this regard, the Federal Reserve and the FDIC have, pursuant to FDICIA, recently adopted final regulations, which will become mandatory on January 1, 1998, requiring regulators to consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the evaluation of a bank's capital adequacy. The bank regulatory agencies' methodology for evaluating interest rate risk requires banks with excessive interest rate risk exposure to hold additional amounts of capital against such exposures. The market risk rules apply to any bank or bank holding company whose trading activity equals 10% or more of its total assets, or whose trading activity equals $1 billion or more.

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

The capital levels established for each of the categories are as follows:

===============================================================================================================
                                                     Total                Tier 1 Risk-
  Capital Category       Tier 1 Capital        Risk-Based Capital         Based Capital            Other
===============================================================================================================
Well Capitalized        5% or more           10% or more                 6% or more              Not subject to
                                                                                                 a capital
                                                                                                 directive
---------------------------------------------------------------------------------------------------------------
Adequately              4% or more            8% or more                 4% or more                    --
Capitalized
---------------------------------------------------------------------------------------------------------------
Undercapitalized       less than 4%          Less than 8%               less than 4%                   --
---------------------------------------------------------------------------------------------------------------
Significantly          less than 3%          Less than 6%               less than 3%                   --
Undercapitalized
---------------------------------------------------------------------------------------------------------------
Critically             2% or less                --                          --                        --
Undercapitalized       tangible equity
==============================================================================================================

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

At December 31, 1997, the Bank had the requisite capital levels to qualify as well capitalized.

FDIC INSURANCE ASSESSMENTS

Pursuant to FDICIA, the FDIC adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (a) well capitalized;
(b) adequately capitalized; and (c) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned. Under the risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates for members of both the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") for the first half of 1995 ranged from 23 basis points (0.23% of deposits) for an institution in the highest category (i.e., "well capitalized" and "healthy") to 31 basis points (0.31% of deposits) for an institution in the lowest category (i.e., "undercapitalized" and "substantial supervisory concern"). These rates were established for both funds to achieve a designated ratio of reserves to insured deposits (i.e., 1.25%) within a specified period of time.

Once the designated ratio for the BIF was reached in May 1995, the FDIC reduced the assessment rate applicable to BIF deposits in two stages, so that, beginning in 1996, the deposit insurance premiums for 92% of all BIF members in the highest capital and supervisory categories were set at $2,000 per year, regardless of deposit size. The FDIC elected to retain the existing assessment rate range of 23 to 31 basis points for SAIF members for the foreseeable future given the undercapitalized nature of that insurance fund.

Recognizing that the disparity between the SAIF and BIF premium rates had adverse consequences for SAIF-insured institutions and other banks with SAIF assessed deposits, including reduced earnings and an impaired ability to raise funds in capital markets and to attract deposits, the Deposit Insurance Funds Act of 1996 (the "Funds Act") was enacted by Congress as part of the omnibus budget legislation and signed into law on September 30, 1996. As directed by the Funds Act, the FDIC implemented a special one-time assessment of approximately 65.7 basis points (0.657%) on a depository institution's SAIF-insured deposits held as of March 31, 1995 (or approximately 52.6 basis points on SAIF deposits acquired by banks in certain qualifying transactions).

In addition, the FDIC has implemented a revision in the SAIF assessment rate schedule that effected, as of October 1, 1996 (a) a widening in the assessment rate spread among institutions in the different capital and risk assessment categories, (b) an overall reduction of the assessment rate range assessable on SAIF deposits of from 0 to 27 basis points, and (c) a special interim assessment rate range for the last quarter of 1996 of from 18 to 27 basis points on institutions subject to Financing Corporation ("FICO") assessments. Effective January 1, 1997, assessments to help pay off the $780 million in annual interest payments on the $8 billion FICO bonds issued in the late 1980s as part of the government rescue of the thrift industry were imposed on both BIF- and SAIF-insured deposits in annual amounts presently estimated at 1.29 basis points and
6.44 basis points, respectively. Beginning in January 2000, BIF- and SAIF-insured institutions will share the FICO interest costs at equal rates currently estimated 2.43 basis points.

Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

PROPOSED LEGISLATION AND REGULATORY ACTION

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. It cannot be predicted whether or what form any proposed regulation or statute will be adopted or the extent to which the business of the Company may be affected by such regulation or statute.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

The operations of the Company and the Bank's main office operations are conducted from a facility located north of the intersection of Interstate 575 and U.S. Highway 92, Woodstock, Georgia.

The main office building was completed in November, 1990. The building consists of three floors with a total of 20,000 square feet and is fully occupied. An addition of approximately 1,800 square feet was added over the drive-in facility during 1997 at a cost of approximately $150,000. Management believes this expansion is sufficient for the expected growth over the next five-year period.

The original cost of construction of the main office building was approximately $1,310,000. The cost of furnishing this building, including teller facilities, vault door, safe deposit boxes and other necessary furniture, fixtures and equipment was originally $350,000. An elevator was installed during 1995 at a cost of approximately $53,000. The net book values of the building and equipment as of December 31, 1997, were $1,414,680 and $401,515 respectively.

The main office building has two fully equipped drive-in lanes. The drive-in teller station is inside the building and serves four outside lanes.

The main office building is located on leased property owned by a member of the Board of Directors of the Company and the Bank. The ground lease was submitted as a part of the Bank's charter application, and was approved by the OCC, the Bank's primary federal supervisory authority. The initial term of the lease is for twenty years with four five-year extension periods. Monthly rentals were $3,856 per month through September 1993, $4,214 during the fourth year, and increase 3% per year thereafter. The lease also provides a purchase option that may be exercised periodically at five-year intervals during the period from 1999 to 2029. The Bank paid $57,054 in total rentals under the ground lease during 1997. Management believes the lease agreement is fair and in the best interest of the Company.

The branch land and the building, which was originally constructed in 1974, were purchased in 1992. The building is a one-story block building with a total of 2,400 square feet which is fully occupied by branch operations. The site is considered typical of branch banks constructed in the early 1970s and is located in a semi-urban area. Extensive remodeling was done to the interior and exterior of the building in 1993. The net book values of the land, building, and equipment as of December 31, 1997 were $185,201, $275,201, and $66,854, respectively.

In January 1997, the Bank acquired land in Canton, Georgia for the amount of $400,000 for a future branch site. The building is currently under construction and is expected to cost approximately $600,000. Management expects to open the branch for business during the second quarter 1998.

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

ITEM 3.  LEGAL PROCEEDINGS.
--------------------------

The Bank is a named Defendant in an Amended and Consolidated Bankruptcy Adversary Proceeding in the United States Bankruptcy Court, Northern District of Georgia, Atlanta Division, styled as follows: Issac LeaseCo, Inc. v. L. C. Smith
                                             -----------------------------------
Sales and Leasing, Inc., James W. Ballew, Lewis C. Smith, Ford Motor Credit, and
--------------------------------------------------------------------------------
First National Bank of Cherokee,  USBR Northern District of Georgia Case Number:
-------------------------------
96-6734. Issac LeaseCo, Inc. was an automobile wholesaler that did business with a customer of the Bank, L. C. Smith Sales and Leasing, Inc. ("Sales and Leasing"). Among other lending to Sales and Leasing and its Principals, the Bank had a secured floor plan lending arrangement for the financing of Sales and Leasing automobile inventory. The Consolidated Adversary Proceeding claims that Issac LeaseCo, Inc. was defrauded by Sales and Leasing and its Principals. The Bank is named in the litigation to establish the relevant lien rights on inventory supplied to Sales and Leasing through various arrangements with Issac LeaseCo, Inc. The Trustee also seeks to impose a Bankruptcy Code preference and/or State law constructive trust on proceeds that may have been received by the Bank. The Bank has denied that any amounts have been received by the Bank from the customers involved other than for loan payments, standard bank charges, or in payment for floor plan lending from the Bank. The Bank's Counsel continues to investigate the circumstance underlying the litigation, including the application of bond coverage, and is unable at this stage to assess the likely outcome of the proceedings.

Apart from the foregoing, neither the Company nor the Bank is a party to any pending legal proceedings which management believes would have a material effect upon the operations or financial condition of the Company or the Bank.

Item 4.  Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

None.

                                 PART II
                                 -------


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-----------------------------------------------------------------

The response to this item is incorporated herein by reference to information appearing under the heading "Market Price and Dividend Information" in the Registrant's 1997 Annual Report to Shareholders. The Registrant did not have any unregistered sales of equity securities during 1997, 1996 or 1995.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.
---------------------------------------------

The response to this item is incorporated herein by reference to information appearing under the heading "Management's Discussion and Analysis" in the Registrant's 1997 Annual Report to Shareholders.


ITEM 7.  FINANCIAL STATEMENTS.
-----------------------------

The following report and statements are included in the financial section of the Registrant's 1997 Annual Report to Shareholders and are incorporated herein by reference:

       (i)  Report of  Porter, Keadle, Moore, LLP.

      (ii)  Consolidated Balance Sheets as of December 31, 1997 and 1996.

     (iii) Consolidated Statements of Earnings for Years Ended December 31, 1997, 1996, and 1995.

      (iv) Consolidated Statements of Stockholders' Equity for Years Ended December 31, 1997, 1996, and 1995.

       (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996, and 1995.

      (vi)  Notes to Consolidated Financial Statements.


Item 8.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure.
--------------------

None.

                                 PART III
                                 --------

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
----------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
-------------------------------------------------

The response to this item is included in the information set forth under the captions "Election of Directors" and "Principal Shareholders" in the Proxy Statement to be used in connection with the Company's 1998 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION.
--------------------------------

The response to this item is included in the information contained under the caption "Director and Executive Compensation" in the Proxy Statement to be used in connection with the Company's 1998 Annual Meeting of Shareholders' and is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

The response to this item is included in the information contained under the caption "Principal Shareholders" in the Proxy Statement to be used in connection with the Company's 1998 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

The response to this item is included in the information contained under the caption "Certain Relationships and Related Transactions" in the Proxy Statement to be used in connection with the Company's 1998 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K.
------------------------------------------------

    (A)  EXHIBITS
         --------

    Exhibit
    Number         Description
    ------         -----------

    3.1(1)         Articles of Incorporation
    3.2(2)         Bylaws, as amended through March 29, 1994
    10.1(3)(4)     Employment Agreement (Carl Hames) dated May 11, 1995
    10.2(1)        Form of Organizers' Stock Warrant Agreement
    10.3(1)        Agreement for Lease/Purchase of Real Property for Bank
                   Premises
    10.4(1)(3)     Form of Key Employee Stock Option Plan

    13.1 Annual Report to Shareholders for the fiscal year ended December 31, 1997. Only those portions of the 1997 Annual Report to Shareholders that are specifically incorporated by reference into this report on Form 10-KSB shall be deemed filed as an exhibit hereto. The consolidated financial statements, notes thereto and the independent certified public accountants' report thereon that are incorporated by reference in Item 7 hereof are included as part of Exhibit 13.1.

    21(5)          Subsidiary of First Cherokee Bancshares, Inc.
    23.1           Consent of Porter Keadle Moore, LLP
    24             Power of attorney (see signature page to this Annual Report on Form 10-KSB).
    27             Financial Data Schedule (for SEC use only)

-----------------------

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

     (5) Incorporated herein by reference to Exhibit of the same number in the Company's Annual Report on Form 10KSB for the year ended December 31, 1996.


(B)  REPORTS ON FORM 8-K
     -------------------

          None.

                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15(d) of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


FIRST CHEROKEE BANCSHARES, INC.


By:   /S/ Carl C. Hames, Jr.            Date:  March 27, 1998
     -----------------------
      Carl C. Hames, Jr., President


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

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

   SIGNATURE                      TITLE                   DATE
   ---------                      -----                   ----

/S/ Alan D. Bobo                Director               March 27, 1998
--------------------------
Alan D. Bobo

/S/ Elwin K. Bobo               Director               March 27, 1998
--------------------------
Elwin K. Bobo

/S/ Michael A. Edwards          Director               March 27, 1998
--------------------------
Michael A. Edwards

/S/ Stanley Fitts               Director               March 27, 1998
--------------------------
Stanley Fitts

/S/ Russell L. Flynn            Director               March 27, 1998
--------------------------
Russell L. Flynn

/S/ Carl C. Hames, Jr.          President, Principal   March 27, 1998
--------------------------       Executive Officer,
Carl C. Hames, Jr.              and Director

/S/ C. Garry Haygood            Director               March 27, 1998
--------------------------
C. Garry Haygood

/S/ Thomas D. Hopkins, Jr.      Director and           March 27, 1998
--------------------------       Secretary
Thomas D. Hopkins, Jr.


/S/ Bobby R. Hubbard            Director               March 27, 1998
--------------------------
Bobby R. Hubbard

/S/ Dennis W. Lord              Director               March 27, 1998
--------------------------
Dennis W. Lord

/S/ Larry R. Lusk               Director               March 27, 1998
--------------------------
Larry R. Lusk

/S/ Dr. Stuart R. Tasman        Director               March 27, 1998
--------------------------
Dr. Stuart R. Tasman

/S/ Kitty A. Kendrick           Principal              March 27, 1998
--------------------------      Accounting
Kitty A. Kendrick               and Financial Officer

                                 EXHIBIT INDEX

Exhibit                                                                                                                        Page
Number                                                         Description                                                    Number

-------                                                       ------------                                                    ------


3.1(1)       Articles of Incorporation......................................................................................     N/A

3.2(2)       Bylaws, as amended through March 29, 1994......................................................................     N/A

10.1(3)(4)   Employment Agreement (Carl Hames) dated May 11, 1995...........................................................     N/A

10.2(1)      Form of Organizers' Stock Warrant Agreement....................................................................     N/A

10.3(1)      Agreement for Lease/Purchase of Real Property for Bank Premises................................................     N/A

10.4(1)(3)   Form of Key Employee Stock Option Plan.........................................................................     N/A

13.1         Annual Report to Shareholders for the fiscal year ended December 31, 1997.  Only those portions of the 1997
             Annual Report to Shareholders that are specifically incorporated by reference into this report on Form 10-KSB shall be deemed filed as an exhibit hereto.  The consolidated financial statements, notes thereto and the independent certified public accountants' report thereon that are incorporated by reference in Item 7 hereof are included as part of Exhibit 13.1...........................................................................
                                                                                                                                ___
21(5)        Subsidiary of First Cherokee Bancshares, Inc...................................................................
                                                                                                                                ___
23.1         Consent of Porter Keadle Moore, LLP............................................................................
                                                                                                                                ___
24           Power of attorney (See signature page to this Annual Report on Form 10-KSB)....................................
                                                                                                                                ___
27           Financial Data Schedule (For SEC use only).....................................................................
                                                                                                                                ___

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

(5) Incorporated herein by reference to Exhibit of the same number in the Company's Annual Report on Form 10KSB for the year ended December 31, 1996.