Form 10QSB
period 1998-03-31
FIRST CHEROKEE BANCSHARES INC
filed 1998-05-14
CIK 841545

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
          X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          -
                        SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 1998

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

X Yes      No
--      --

The number of shares outstanding of registrant's common stock par value $1.00 per share at March 31, 1998 was 582,304 shares.

Traditional Small Business Disclosure Format (check one):     Yes    X  No
                                                          ---       ---

                        First Cherokee Bancshares, Inc.
                        Quarterly Report on Form 10-QSB
                     For the Quarter Ended March 31, 1998


                                 Index
                                 -----
                                                                        Page No.
                                                                        --------
Part I.  Financial Information

         Consolidated Financial Statements (unaudited)
         Consolidated Balance Sheet at March 31, 1998                        2

         Consolidated Statements of Earnings (unaudited)
         for the three months ended March 31, 1998 and 1997                  3

         Consolidated Statements of Comprehensive Income (unaudited)
         for the three months ended March 31, 1998 and 1997                  4

         Consolidated Statements of Cash Flows (unaudited)
         for the three months ended March 31, 1998 and 1997                  5

         Notes to Consolidated Financial Statements (unaudited)              6

Item 2.  Management's Discussion and Analysis of Financial Condition         8
         and Results of Operations

Part II. Other Information

Item 1.  Legal Proceedings                                                  14

Item 2.  Changes in Securities and Use of Proceeds                          14

Item 3.  Defaults Upon Senior Securities                                    14

Item 4.  Submission of Matters to a Vote of  Security Holders               14

Item 5.  Other Information                                                  14

Item 6.  Exhibits and Reports on Form 8-K                                   15

Item 7.  Signatures                                                         16

                        First Cherokee Bancshares, Inc.
                          Consolidated Balance Sheet
                                March 31, 1998
                                  (Unaudited)


                                    Assets
                                    ------

Cash & due from banks, including $6,226,544
  bearing interest                                                   $6,914,224
Federal funds sold                                                            0
                                                                    -----------
    Total cash & cash equivalents                                     6,914,224
Investment securities available for sale,
  at fair value                                                         599,991
Loans, less allowance for loan losses
  of $1,102,723                                                      72,364,247
Premises and equipment, net                                           3,661,832
Accrued interest receivable and other assets                          6,821,471
                                                                      ---------
      Total Assets                                                  $90,361,765
                                                                    ===========

                     Liabilities and Stockholders' Equity
                     ------------------------------------
Liabilities:
Deposits:
  Interest-bearing deposits                                         $71,570,153
  Noninterest-bearing deposits                                       10,842,496
                                                                     ----------
    Total deposits                                                   82,412,649
Accrued interest payable and other liabilities                          709,338
                                                                        -------
        Total Liabilities                                            83,121,987

Stockholders' Equity:
Common stock ($1 par value: 10,000,000
  shares authorized, 591,544 shares issued)                             591,544
Additional paid-in-capital                                            5,273,257
Retained earnings                                                     1,457,129
Treasury Stock (9,240 shares acquired at cost)                          (84,000)
Accumulated other comprehensive
  income, net of tax                                                      1,848
                                                                          -----
        Total Stockholders' Equity                                    7,239,778
                                                                      ---------
          Total Liabilities and Stockholders' Equity                $90,361,765
                                                                    ===========

                See notes to consolidated financial statements

                        First Cherokee Bancshares, Inc.
                      Consolidated Statements of Earnings
                     For the three months ended March 31,
                                  (Unaudited)

                                                           1998         1997
                                                           ----         ----
Interest income:
  Interest and fees on loans                            $1,860,630   $1,618,942
  Interest on investment securities                         12,166       13,774
  Interest on federal funds sold/overnight funds            44,516       61,257
                                                            ------       ------
    Total interest income                                1,917,312    1,693,973

Interest expense on deposits                               936,027      851,079
                                                           -------      -------

Net interest income                                        981,285      842,894

Provision for loan losses                                   50,590       72,335
                                                            ------       ------

Net interest income after provision
  for loan losses                                          930,695      770,559
                                                           -------      -------

Other income:
  Gain on sale of investment securities                          0            0
  Gain of sales of loans                                   175,230      177,334
  Service charges on deposit accounts
    and other income                                       263,189      221,608
                                                           -------      -------
Total other income                                         438,419      398,942
                                                           -------      -------

Other expense:
  Salaries and employee benefits                           580,333      485,011
  Occupancy                                                135,516      120,514
  Other operating expense                                  370,758      322,775
                                                           -------      -------
Total other expense                                      1,086,607      928,300
                                                         ---------      -------

Earnings before income taxes                               282,507      241,201

Income Tax expense                                         106,800       91,115
                                                           -------       ------

Net earnings                                              $175,707     $150,086
                                                          ========     ========

Basic earnings per share                                     $0.30        $0.27
                                                             =====        =====
Diluted earnings per share                                   $0.26        $0.23
                                                             =====        =====

                See notes to consolidated financial statements

                        First Cherokee Bancshares, Inc.
                Consolidated Statements of Comprehensive Income
                     For the three months ended March 31,
                                  (Unaudited)


                                                              1998       1997
                                                              ----       ----

Net earnings                                                $175,707   $150,086
Other comprehensive income, net of tax:
  Unrealized gains on securities available for sale:
    Unrealized gain (loss) arising during the period, net
      of tax of $105 and $3,692, respectively                    172    (6,023)
    Less: Reclassification adjustment for gains
      included in net earnings, net of tax                         0          0
                                                                   -          -
Other comprehensive income                                       172    (6,023)
                                                                 ---    -------
Comprehensive income                                        $175,879   $144,063
                                                            ========   ========

                See Notes to Consolidated Financial Statements

                        First Cherokee Bancshares, Inc.
                     Consolidated Statements of Cash Flows
                     For the three months ended March 31,
                                  (Unaudited)

                                                                         1998                    1997
                                                                         ----                    ----
Cash flows from operating activities:
Net earnings                                                            $175,707                $150,086
Adjustments to reconcile net earnings to net cash
 provided (used) in operating activities:
  Depreciation, amortization and accretion                                35,341                  41,226
  Provision for loan losses                                               50,590                  72,335
  Provision for losses on other real estate                                    0                       0
  Securities gains                                                             0                       0
  Change in accrued interest payable and
   other liabilities                                                  (1,352,283)                210,082
  Change in accrued interest receivable and
   other assets                                                         (539,834)             (2,275,215)
                                                                       ---------               ---------
    Total adjustments                                                 (1,806,186)             (1,951,572)
                                                                       ---------               ---------
    Net Cash used by operating activities                             (1,630,479)             (1,801,486)

Cash flows from investing activities:
  Purchases of investment securities                                    (500,000)                      0
  Proceeds from sale of investment securities                                  0                       0
  Proceeds from maturities and calls of investment                       510,076                 145,034
   securities available for sale
  Net change in loans                                                   (894,215)             (1,406,559)
  Purchase of premises and equipment                                    (332,899)               (436,546)
                                                                       ---------               ---------
    Net Cash used by investing activities                             (1,217,038)             (1,698,071)

Cash flows from financing activities:
  Net change in deposits                                               3,928,817               6,982,131
  Proceeds from exercise of stock warrants                                     0                 277,300
                                                                       ---------               ---------
    Net Cash provided by financing activities                          3,928,817               7,259,431

Net change in cash and cash equivalents                                1,081,300               3,759,874
Beginning cash and cash equivalents                                    5,832,924               6,383,874
                                                                       ---------               ---------
Ending cash and cash equivalents                                      $6,914,224             $10,143,748

Noncash investing activities:
 Change in accumulated other comprehensive
  income, net of tax                                                        $172                 ($6,023)
 Transfer of loans to other real estate                                 $100,112                      $0

Supplemental disclosure of cash flow information:
 Interest Paid                                                          $948,833                $859,591
 Income Taxes Paid                                                            $0                 $50,000

                See notes to consolidated financial statements

                        FIRST CHEROKEE BANCSHARES, INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                March 31, 1998

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

The accompanying unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the Company's financial position as of March 31, 1998, and the results of its operations and its cash flows for the three-month period then ended. All such adjustments are normal and recurring in nature. The financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto and the report of independent accountants included in the Company's 1997 Annual Report on Form 10-KSB.

NOTE (2) - NET EARNINGS PER SHARE
---------------------------------

Basic earnings per share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares. All net earnings per share amounts have been restated to conform to the provisions of SFAS No. 128.

Reconciliation of the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share" for the periods ended March 31, 1998 and 1997 are as follows:

                                      For the three months ended March 31, 1998:

                                                      Net Earnings          Common Shares             Per Share
                                                       (Numerator)          (Denominator)               Amount
                                                       -----------          -------------               ------
Basic earnings per share                                $175,707                582,304                 $0.30
Effect of dilutive securities
          Stock options                                        0                 11,506
          Warrants                                             0                 78,454
                                                        --------                -------
Diluted earnings per share                              $175,707                672,264                 $0.26
                                                        ========                =======                 =====
                                      For the three months ended March 31, 1997:

                                                      Net Earnings          Common Shares             Per Share
                                                       (Numerator)          (Denominator)               Amount
                                                       -----------          -------------               ------
Basic earnings per share                                $150,086                551,804                 $0.27
Effect of dilutive securities
          Stock options                                        0                 11,506
          Warrants                                             0                 78,454
                                                        --------                -------
Diluted earnings per share                              $150,086                641,764                 $0.23
                                                        ========                =======                 =====
-------------------------------------------------------------------------------------------------------------

NOTE (3) - RECENT ACCOUNTING PRONOUNCEMENTS
-------------------------------------------

On January 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income". This Statement establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For the Company, comprehensive income includes net income reported in the statements of earnings and changes in the fair value of securities available for sale reported as a component of stockholders' equity.

In February 1998, the Financial Accounting Standards Board issued Statement No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits". The new statement revises employers' disclosures about pension and other postretirement benefit plans but does not change the measurement or recognition provisions of those plans. Statement No. 132 provides additional information to facilitate financial analysis and eliminates certain disclosures which are no longer useful. The statement is effective for fiscal years beginning after December 15, 1997. The statement is not expected to have a material impact on the consolidated financial statements of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998

FORWARD LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-QSB and the exhibits hereto which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the "Act"). In addition, certain statements in future filings by the Company with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of the Company which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure and other financial items; (2) statements of plans and objectives of the Company or its management or Board of Directors, including those relating to products or services; (3) statements of future economic performance; and (4) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects," "intends," "targeted," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those in such statements. Facts that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (1) the strength of the U.S. economy in general and the strength of the local economies in which operations are conducted; (2) the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (3) inflation, interest rate, market and monetary fluctuations; (4) the timely development of and acceptance of new products and services and perceived overall value of these products and services by users;
(5) changes in consumer spending, borrowing and saving habits; (6) technological changes; (7) acquisitions; (8) the ability to increase market share and control expenses; (9) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiary must comply; (10) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board; (11) changes in the Company's organization, compensation and benefit plans; (12) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and (13) the success of the Company at managing the risks involved in the foregoing.

Such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

The following narrative should be read in conjunction with the Company's consolidated financial statements and the notes thereto.

FINANCIAL CONDITION
-------------------

Total assets as of March 31, 1998 were $90.4 million compared to $87.6 million as of December 31, 1997. Assets of the Company increased approximately $2.8 million during the first quarter of 1998 as compared to an increase of approximately $7.6 million during the first quarter of 1997. These fluctuations are due to normal business transactions.

Loans increased from $63.2 million at March 31, 1997 to $71.6 million at December 31, 1997 and $72.4 million at March 31, 1998. Management anticipates loan production will continue to increase during the remainder of the year. The following table presents major classifications of loans at March 31, 1998:

                                                             % of
                                                             Total
                                               Total         Loan
                                               Loans       Portfolio
                                               -----       ---------

        Commercial                           $ 8,443,519    11.49%
        SBA - unguaranteed                    17,650,539    24.03%
        Real estate - mortgage                29,206,033    39.75%
        Real estate - construction            13,484,999    18.36%
        Installment and other consumer         4,681,880     6.37%
                                             -----------   -------
          Total loans                         73,466,970   100.00%
                                                           -------
          Less: Allowance for loan losses     (1,102,723)
                                             -----------
          Total net loans                    $72,364,247
                                             ===========

Net premises and equipment were $3.7 million at March 31, 1998 compared to $3.4 million at December 31, 1997. Other assets increased from $5.5 million as of December 31, 1997 to $6.8 million as of March 31, 1998. The increase was primarily attributable to SBA guarantees of approximately $800,000 on sold SBA loans pending cash receipt as of March 31, 1998 as compared to $287,000 as of December 31, 1997. Cash is normally received within fourteen days of a sale.

Total deposits were $82.4 million at March 31, 1998 compared to $78.5 million at December 31, 1997. As of March 31, 1998, interest-bearing deposits and non interest-bearing deposits were $71.6 million and $10.8 million, respectively. As of December 31, 1997, interest-bearing deposits and non interest-bearing deposits were $66.8 million and $11.7 million respectively.

A provision of $50,590 was added to the Allowance for loan losses during the first quarter of 1997. The provision is primarily attributable to the increased level of loans at March 31, 1998 compared to prior periods. The allowance had a balance of $1,102,723 at March 31, 1995, representing 1.50% of loans. Chargeoffs were $46,147 while recoveries were $7,550 resulting in net chargeoffs of $38,597 during the first three months of 1998. Chargeoffs relative to one borrower account for 71% of total chargeoffs. Management believes this allowance is adequate to cover possible loan losses. The following table presents the activity in the Allowance for the first quarter of 1998. At March 31, 1998, the Bank had no loans requiring a specific allocation. The remaining allowance after any required specific reserves, less any surplus in the allowance based on an internal analysis, is attributed to the loan categories based on the relative percentage of the particular category to total loans. Any surplus is considered unallocated.



                        FIRST CHEROKEE BANCSHARES, INC.
                   ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES


             Balance, December 31, 1997                    $1,090,730

             Chargeoffs                                       (46,147)

             Recoveries                                         7,550

             Provision for Loan Losses                         50,590
                                                           ----------

             Balance, March 31, 1998                       $1,102,723
                                                           ==========


NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS
-------------------------------------------

At March 31, 1998, the Bank had eighteen loans (made to nine borrowers) classified as nonaccrual totaling $1,353,044, all of which are secured by real estate, vehicles, equipment or inventory. The Bank's impaired loans consist of these nonaccrual loans that are either greater than 90 days delinquent as of March 31, 1998 or are classified as nonaccrual by management because the collection of interest from the borrower is doubtful. No material loss is anticipated on the nonaccrual loans so no specific reserves or writedowns are considered necessary at this time. Interest income from impaired loans is recognized using a cash basis method of accounting during the time within that period in which the loans were impaired. If interest income on the total nonaccrual loans had been accrued, such income would have approximated $173,757 as of March 31, 1998. Interest income on such loans, recorded only when received, was approximately $13,250 for the first three months of 1998. As of March 31, 1998, the Bank had four properties classified as Other Real Estate Owned, totaling $799,611. Each property is currently under contract for sale or its sale is being negotiated. The ratio of loans past due 30 days or more to total loans was 1.38% at March 31, 1998 compared to 4.40% at December 31, 1997. There were no loans past due greater than 90 days that were on accrual status as of March 31,

1998 compared to two loans totaling $356,666 as of December 31, 1997. There were no restructured loans as of March 31, 1998 or December 31, 1997.

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

CAPITAL RESOURCES
-----------------

At March 31, 1998, consolidated stockholders' equity was $7,239,778 or 8.01% of total assets compared to $6,989,946 or 8.40% of total assets at March 31, 1997. The Company's common stock had a book value of $12.43 per share at March 31, 1998 compared to a book value of $12.00 per share at March 31, 1997. At the end of the first quarter of 1998, the Company had approximately 650 stockholders of record.

The Bank and the Company are subject to the capital requirements of the Office of the Comptroller of the Currency ("OCC") and the Federal Reserve Bank (the "FRB"), respectively. The OCC and FRB have adopted risk-based capital guidelines for all national banks and bank holding companies, respectively. To be "adequately capitalized," all national banks are expected to maintain a minimum ratio of total capital (after deductions) to risk-weighted assets of 8% (of which at least 4% must consist of Tier 1 Capital, as defined).

The following table sets forth information with respect to the Bank's capital ratios at March 31, 1998 and 1997 compared to minimum ratios required by regulation. The Company's capital ratios are similar to those of the Bank and exceed the minimum risk-weighted requirements of the FRB.


                        FIRST CHEROKEE BANCSHARES, INC.
                             CAPITAL CALCULATIONS

                                              3/31/98                           3/31/97
                                            (Bank Only)                       (Bank Only)
                               ---------------------------------------------------------------------
                                      Amount                           Amount
                                    (in 000's)         Ratio          (in 000's)          Ratio
                                    ----------         -----          ----------          ----
Risk-Based Capital Ratios:

   Tier 1 Capital                      $6,768           9.17%          $6,151              9.45%
   Minimum requirement per
     regulations                        2,952           4.00%           2,603              4.00%
                                        -----           -----           -----              ----
            Excess                     $3,816           5.17%          $3,548              5.45%
                                       ------           -----          ------              -----

   Tier 1 and Tier 2 Capital           $7,701          10.35%          $6,972             10.71%
   Total Capital minimum
    requirement per
     regulations                        5,952           8.00%           5,206              8.00%
                                       ------           -----           -----              -----
            Excess                     $1,749           2.35%          $1,766              2.71%
                                       ------           -----          ------              -----

Leverage Ratios:

   Tier 1 Capital                      $6,768           7.66%          $6,151              7.86%
   Minimum requirement per
    regulations                         3,534           4.00%           3,131              4.00%
                                        -----           -----           -----              -----
             Excess                    $3,234           3.66%          $3,020              3.86%
                                       ------           -----          ------              -----

RESULTS OF OPERATIONS
---------------------

The Company recognized earnings of $175,707 for the first quarter of 1998. In comparison, net earnings for the first quarter of 1997 were $150,086. Earnings for the first quarter of 1998 were within $2,000 or 1% of projections.

Net interest income for the first three months of 1998 was $981,285 as compared to $842,894 for the first three months of 1997. The average yield on earning assets for the first quarter of 1998 increased to

10.29% as compared to 9.82% for the first quarter of 1997. The improvement was primarily due to the increase in the ratio of higher-yielding loans to total earning assets. The average cost of funds on interest-bearing deposits decreased for the first three months of 1998 to 5.44%, as compared to 5.52% for the first three months of 1997. The improvement was primarily a result of the Bank's on-going effort to restructure the deposit base from higher rate institutional certificates of deposit to core deposits. Consequently, the net interest spread for the first three months of 1998 increased to 4.85% compared to 4.30% for the first three months of 1997. The net interest spread is expected to remain stable for the remainder of the year.

Total other income for the first quarter of 1998 was $438,419 compared to $398,942 for the first quarter of 1997. This increase is primarily due to increased transaction volume on deposits as well as increased fees relative to the transactions.

The annualized ratio of operating expenses to average assets increased to 4.89% for the first three months of 1998 from 4.71% for the first three months of 1997. The increase is primarily due to ongoing costs, such as legal fees, related to resolving problem assets.

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


     Item 2. Changes in Securities and Use of Proceeds - None

     Item 3. Defaults Upon Senior Securities - None

     Item 4. Submission of Matters to a Vote of Security  Holders - None

     Item 5. Other Information - None

     Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits
          --------

     Exhibit
     Number        Description
     ------        -----------

     3.1(1)        Articles of Incorporation
     3.2(2)        Bylaws, as amended through March 29, 1994
     10.1(3)(4)    Employment Agreement (Carl Hames) dated May 11, 1995
     10.2(1)       Form of Organizers' Stock Warrant Agreement
     10.3(1)       Agreement for Lease/Purchase of Real Property for Bank
                   Premises
     10.4(1)(3)    Form of Key Employee Stock Option Plan
     27            Financial Data Schedule (for SEC use only) for quarter ended
                   March 31, 1998 and March 31, 1997 as amended

------------------------

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

     b. The Company has not filed any reports on Form 8-K during the three months ended March 31, 1998.

     Item 7. Signatures - attached

                                 SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     FIRST CHEROKEE BANCSHARES, INC.
     -------------------------------
     (Registrant)

DATE: May 13, 1998                    BY:  /s/ Carl C. Hames, Jr.
      ------------                        -----------------------
                                               Carl C. Hames, Jr.
                                        President & CEO/Principal
                                                Executive Officer

DATE: May 13, 1998                    BY:  /s/ Kitty A. Kendrick
      ------------                        ------------------------
                                               Kitty A. Kendrick
                                     Principal Financial Officer