Form 10QSB
period 1998-06-30
FIRST CHEROKEE BANCSHARES INC
filed 1998-08-12
CIK 841545

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

X Yes      No

The number of shares outstanding of registrant's common stock par value $1.00 per share at June 30, 1998 was 565,304 shares.

Traditional Small Business Disclosure Format (check one): ___ Yes    X  No

                         First Cherokee Bancshares, Inc.
                         Quarterly Report on Form 10-QSB
                       For the Quarter Ended June 30, 1998

                                      Index
                                      -----

                                                                      Page No.
                                                                      --------
Part I.  Financial Information

         Consolidated Financial Statements (unaudited)
         Consolidated Balance Sheet at June 30, 1998                       2

         Consolidated Statements of Earnings (unaudited)
         for the six months ended June 30, 1998 and 1997                   3

         Consolidated Statements of Earnings (unaudited)
         for the three months ended June 30, 1998 and 1997                 4

         Consolidated Statements of Comprehensive Income (unaudited)       5
         for the six months ended June 30, 1998 and 1997

         Consolidated Statements of Comprehensive Income (unaudited)       6
         for the three months ended June 30, 1998 and 1997

         Consolidated Statements of Cash Flows (unaudited)
         for the six months ended June 30, 1998 and 1997                   7

         Notes to Consolidated Financial Statements (unaudited)            8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         11

Part II.  Other Information

Item 1.  Legal Proceedings                                                 17
Item 2.  Changes in Securities and Use of Proceeds                         17
Item 3.  Defaults Upon Senior Securities                                   17
Item 4.  Submission of Matters to a Vote of  Security Holders              17
Item 5.  Other Information                                                 18
Item 6.  Exhibits and Reports on Form 8-K                                  18
Item 7.  Signatures                                                        20

                         First Cherokee Bancshares, Inc.
                           Consolidated Balance Sheet
                                  June 30, 1998
                                   (Unaudited)

                                       Assets
                                       ------
Cash & due from banks, including $4,801,005
     bearing interest                                              $  8,560,459
Federal funds sold                                                            0
                                                                   ------------
          Total cash & cash equivalents                               8,560,459
Investment securities available for sale,
     at fair value                                                      594,794
Loans, less allowance for loan losses
     of $1,325,134                                                   74,396,675
Premises and equipment, net                                           3,851,964
Accrued interest receivable and other assets                          7,752,545
                                                                      ---------
                    Total Assets                                   $ 95,156,437
                                                                   ============

                        Liabilities and Stockholders' Equity
                        ------------------------------------
Liabilities:
Deposits:
     Interest-bearing deposits                                     $ 73,730,328
     Noninterest-bearing deposits                                    13,432,859
                                                                     ----------
          Total deposits                                             87,163,187
Accrued interest payable and other liabilities                          796,099
                                                                        -------
                    Total Liabilities                                87,959,286

Stockholders' Equity:
Common stock ($1 par value; 10,000,000
     shares authorized, 591,544 shares issued)                          591,544
Additional paid-in-capital                                            5,273,257
Retained earnings                                                     1,724,351
Treasury Stock (26,240 shares acquired
     at cost)                                                          (393,408)
Accumulated other comprehensive
     income, net of tax                                                   1,407
                                                                          -----
               Total Stockholders' Equity                             7,197,151
                                                                      ---------
                    Total Liabilities and Stockholders' Equity     $ 95,156,437
                                                                   ============

                   See notes to consolidated financial statements

                         First Cherokee Bancshares, Inc.
                       Consolidated Statements of Earnings
                        For the six months ended June 30,
                                   (Unaudited)

Interest income:                                             1998           1997
                                                             ----           ----
     Interest and fees on loans                       $ 3,912,521    $ 3,419,556
     Interest on investment securities                     24,403         27,455
     Interest on federal funds sold/overnight funds       127,329        123,215
                                                        ---------      ---------
          Total interest income                         4,064,253      3,570,226

Interest expense on deposits                            1,910,174      1,729,637
                                                        ---------      ---------
Net interest income                                     2,154,079      1,840,589

Provision for loan losses                                 273,110        292,135
                                                        ---------      ---------
Net interest income after provision
     for loan losses                                    1,880,969      1,548,454
                                                        ---------      ---------
Other income:
     Gain on sale of investment securities                      0              0
     Gain on sales of loans                               761,091        755,153
     Service charges on deposit accounts
          and other income                                543,432        428,858
                                                        ---------      ---------
Total other income                                      1,304,523      1,184,011
                                                        ---------      ---------
Other expense:
     Salaries and employee benefits                     1,295,807      1,039,337
     Occupancy                                            315,050        247,515
     Other operating expense                              843,635        759,847
                                                        ---------      ---------
Total other expense                                     2,454,492      2,046,699
                                                        ---------      ---------
Gain (Loss) on Sale of Assets                             (15,771)             0
                                                          --------       -------
Earnings before income taxes                              715,229        685,766

Income Tax expense                                        272,300        258,865
                                                          -------        -------
Net earnings                                          $   442,929    $   426,901
                                                          =======        =======
Basic earnings per share                              $      0.77    $      0.74
                                                             ====           ====
Diluted earnings per share                            $      0.66    $      0.65
                                                             ====           ====

                 See notes to consolidated financial statements

                         First Cherokee Bancshares, Inc.
                       Consolidated Statements of Earnings
                       For the three months ended June 30,
                                   (Unaudited)

                                                            1998           1997
                                                            ----           ----
Interest income:
     Interest and fees on loans                       $ 2,051,891    $ 1,800,614
     Interest on investment securities                     12,237         13,681
     Interest on federal funds sold/overnight funds        82,813         61,958
                                                      -----------    -----------
          Total interest income                         2,146,941      1,876,253

Interest expense on deposits                              974,147        878,558
                                                        ---------      ---------
Net interest income                                     1,172,794        997,695

Provision for loan losses                                 222,520        219,800
                                                        ---------      ---------
Net interest income after provision
     for loan losses                                      950,274        777,895
                                                        ---------      ---------
Other income:
     Gain on sale of investment securities                      0              0
     Gain on sales of loans                               585,861        577,819
     Service charges on deposit accounts
          and other income                                280,243        207,544
                                                          -------        -------
Total other income                                        866,104        785,363
                                                          -------        -------
Other expense:
     Salaries and employee benefits                       715,474        554,326
     Occupancy                                            179,534        127,001
     Other operating expense                              472,877        436,778
                                                          -------        -------
Total other expense                                     1,367,885      1,118,105
                                                        ---------      ---------
Gain (Loss) on Sale of Assets                             (15,771)             0
                                                          --------     ---------
Earnings before income taxes                              432,722        445,153

Income Tax expense                                        165,500        167,750
                                                          -------        -------
Net earnings                                          $   267,222    $   277,403
                                                          =======        =======
Basic earnings per share                              $      0.47    $      0.48
                                                             ====           ====
Diluted earnings per share                            $      0.40    $      0.42
                                                             ====           ====

                 See notes to consolidated financial statements

                        First Cherokee Bancshares, Inc.
                Consolidated Statements of Comprehensive Income
                       For the six months ended June 30,
                                  (Unaudited)

                                                              1998        1997
                                                              ----        ----
Net earnings                                              $442,929     $426,901
Other comprehensive income, net of tax:
  Unrealized gains on securities available for sale:
    Unrealized gain (loss) arising during the period, net
      of tax of $164 and $3,637, respectively                 (269)      (5,962)
    Less: Reclassification adjustment for gains
      included in net earnings, net of tax                       0            0
                                                             -----      -------
Other comprehensive income                                    (269)      (5,962)
                                                          --------     --------
Comprehensive income                                      $442,660     $420,939
                                                          ========     ========

                 See Notes to Consolidated Financial Statements

                         First Cherokee Bancshares, Inc.
                 Consolidated Statements of Comprehensive Income
                       For the three months ended June 30,
                                   (Unaudited)

                                                              1998        1997
                                                              ----        ----
Net earnings                                               $267,222   $277,403
Other comprehensive income, net of tax:
  Unrealized gains on securities available for sale:
    Unrealized gain (loss) arising during the period, net
      of tax of $269 and $37 respectively                     (441)         61
    Less: Reclassification adjustment for gains
      included in net earnings, net of tax                       0           0
                                                              ----          --
Other comprehensive income                                    (441)         61
                                                           -------     -------
Comprehensive income                                      $266,781    $277,464
                                                          ========    ========

                 See Notes to Consolidated Financial Statements

                         First Cherokee Bancshares, Inc.
                      Consolidated Statements of Cash Flows
                        For the six months ended June 30,
                                   (Unaudited)

                                                           1998            1997
                                                           ----            ----
Cash flows from operating activities:
Net earnings                                           $442,929        $426,901
Adjustments to reconcile net earnings to net cash
  provided (used) in operating activities:
    Depreciation, amortization and accretion             83,142          49,549
    Provision for loan losses                           273,110         292,135
    Provision for losses on other real estate                 0          83,199
    Securities gains                                          0               0
    Change in accrued interest payable and
      other liabilities                              (1,265,522)        213,215
    Change in accrued interest receivable and
      other assets                                   (1,462,346)     (2,076,900)
                                                     -----------     -----------
        Total adjustments                            (2,371,616)     (1,438,802)
                                                     -----------     -----------
        Net Cash used by operating activities        (1,928,687)     (1,011,901)

Cash flows from investing activities:
    Purchases of investment securities                 (500,000)              0
    Proceeds from sale of investment securities               0               0
    Proceeds from maturities and calls of investment    523,385         163,784
      securities available for sale
    Net change in loans                              (3,149,163)     (4,522,130)
    Purchases of premises and equipment                (587,947)       (503,837)
                                                     -----------     -----------
        Net Cash used by investing activities        (3,713,725)     (4,862,183)

Cash flows from financing activities:
    Net change in deposits                            8,679,355       8,836,630
    Proceeds from exercise of stock warrants                  0         277,300
    Purchase of treasury stock                         (309,408)              0
                                                      ----------      ---------
        Net Cash provided by financing activities     8,369,947       9,113,930

Net change in cash and cash equivalents               2,727,535       3,239,846
Beginning cash and cash equivalents                   5,832,924       6,383,874
                                                      ---------       ---------
Ending cash and cash equivalents                     $8,560,459      $9,623,720

Noncash investing activities:
    Change in accumulated other comprehensive
         income, net of tax                               ($269)        ($5,962)
    Transfer of loans to other real estate             $100,112        $805,423

Supplemental disclosure of cash flow information:
    Interest Paid                                    $1,915,899      $1,733,552
    Income Taxes Paid                                        $0        $165,000

                 See notes to consolidated financial statements

                         FIRST CHEROKEE BANCSHARES, INC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 1998

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

The accompanying unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the Company's financial position as of June 30, 1998, and the results of its operations and its cash flows for the six-month period then ended. All such adjustments are normal and recurring in nature. The financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto and the report of independent accountants included in the Company's 1997 Annual Report on Form 10-KSB.

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

Reconciliation of the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share" for the periods ended June 30, 1998 and 1997 are as follows:

For the six months ended June 30, 1998:
---------------------------------------
                                Net Earnings     Common Shares      Per Share
                                (Numerator)      (Denominator)       Amount
                                ------------     -------------      ---------
Basic earnings per share            $442,929         577,055           $0.77
Effect of dilutive securities
       Stock options                                   9,357
       Warrants                                       80,916
                                    --------         -------           -----
Diluted earnings per share          $442,929         667,328           $0.66
                                    ========         =======           =====

For the six months ended June 30, 1997:
---------------------------------------
                                Net Earnings     Common Shares      Per Share
                                (Numerator)      (Denominator)       Amount
                                ------------     -------------      ---------
Basic earnings per share            $427,489          578,613          $0.74
Effect of dilutive securities
       Stock options                                    9,278
       Warrants                                        68,483
                                    --------          -------          -----
Diluted earnings per share          $427,489          656,374          $0.65
                                    ========          =======          =====
--------------------------------------------------------------------------------

For the three months ended June 30, 1998:
-----------------------------------------
                                Net Earnings     Common Shares      Per Share
                                (Numerator)      (Denominator)       Amount
                                ------------     -------------      ---------
Basic earnings per share            $267,222         571,864           $0.47
Effect of dilutive securities
       Stock options                                  12,263
       Warrants                                       80,916
                                    --------         -------           -----
Diluted earnings per share          $267,222         665,043           $0.40
                                    ========         =======           =====

For the three months ended June 30, 1997:
---------------------------------------
                                Net Earnings     Common Shares      Per Share
                                (Numerator)      (Denominator)       Amount
                                ------------     -------------      ---------
Basic earnings per share            $277,403          582,304          $0.48
Effect of dilutive securities
       Stock options                                    9,998
       Warrants                                        70,131
                                    --------          -------          -----
Diluted earnings per share          $277,403          662,433          $0.42
                                    ========          =======          =====

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998

FORWARD LOOKING STATEMENTS
--------------------------
Certain statements contained in this Quarterly Report on Form 10-QSB and the exhibits hereto which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the "Act"). In addition, certain statements in future filings by the Company with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of the Company which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure and other financial items; (2) statements of plans and objectives of the Company or its management or Board of Directors, including those relating to products or services; (3) statements of future economic performance; and (4) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects," "intends," "targeted," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

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

FINANCIAL CONDITION
-------------------

Total assets as of June 30, 1998 were $95.2 million compared to $87.6 million as of December 31, 1997. Assets of the Company increased approximately $4.8 million during the second quarter of 1998 as compared to an increase of approximately $2.1 million during the second quarter of 1997. These fluctuations are due to normal business transactions.

Loans increased from $65.2 million at June 30, 1997 to $71.6 million at December 31, 1997 and $74.4 million at June 30, 1998. Management anticipates loan production will continue to increase during the remainder of the year. The following table presents major classifications of loans at June 30, 1998:

                                                                 % of
                                                                 Total
                                            Total                 Loan
                                            Loans              Portfolio
                                            -----              ---------
         Commercial                       $7,536,449               9.95%
         SBA - unguaranteed               22,180,228              29.29%
         Real estate - mortgage           29,022,455              38.33%
         Real estate - construction       12,197,512              16.11%
         Installment and other consumer    4,785,165               6.32%
                                          ----------            -------
           Total loans                    75,721,809             100.00%
                                          ----------            =======
         Less: Allowance for loan losses  (1,325,134)
                                          ----------
           Total net loans               $74,396,675
                                         ===========

Net premises and equipment were $3.8 million at June 30, 1998 compared to $3.4 million at December 31, 1997. Other assets increased from $5.5 million as of December 31, 1997 to $7.7 million as of June 30, 1998. The increase was primarily attributable to SBA guarantees of approximately $1.8 million on sold SBA loans pending cash receipt as of June 30, 1998 as compared to $287,000 as of December 31, 1997. Cash is normally received within fourteen days of a sale.

Total deposits were $87.2 million at June 30, 1998 compared to $78.5 million at December 31, 1997. As of June 30, 1998, interest-bearing deposits and non interest-bearing deposits were $73.7 million and $13.4 million, respectively. As of December 31, 1997, interest-bearing deposits and non interest-bearing deposits were $66.8 million and $11.7 million respectively.

A provision of $222,520 was added to the allowance for loan losses during the second quarter of 1998, bringing total provisions for the year to $273,110. The provision is primarily attributable to the increased level of loans at June 30, 1998 compared to prior periods. The allowance had a balance of $1,325,134 at June 30, 1998, representing 1.75% of loans. Chargeoffs were $47,152 while recoveries were $8,446, resulting in net chargeoffs of $38,706 during the first half of 1998. Chargeoffs relative to one borrower account for approximately 70% of total chargeoffs. Management believes this allowance is adequate to cover possible loan losses. The following table presents the activity in the allowance for the first two quarters of 1998. At June 30, 1998, the Company had no loans requiring a specific allocation. The remaining allowance after any required specific reserves, less any surplus in the allowance based on an internal analysis, is attributed to the loan categories based on the relative percentage of the particular category to total loans. Any surplus is considered unallocated.



                         FIRST CHEROKEE BANCSHARES, INC.
                    ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
        Balance, December 31, 1997                             $1,090,730

        Chargeoffs                                                (47,152)

        Recoveries                                                  8,446

        Provision for Loan Losses                                 273,110
                                                               ----------
        Balance, June 30, 1998                                 $1,325,134
                                                               ==========



NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS
-------------------------------------------

At June 30, 1998, the Company had sixteen loans (made to eight borrowers) classified as nonaccrual totaling $795,824, all of which are secured by real estate, vehicles, equipment or inventory. The Company's impaired loans consist of these nonaccrual loans that are either greater than 90 days delinquent as of June 30, 1998 or are classified as nonaccrual by management because the collection of interest from the borrower is doubtful. No material loss is anticipated on the nonaccrual loans so no specific reserves or writedowns are considered necessary at this time. Interest income from impaired loans is recognized using a cash basis method of accounting during the time within that period in which the loans were impaired. If interest income on the total nonaccrual loans had been accrued, such income would have approximated $23,419 as of June 30, 1998. Interest income on such loans, recorded only when received, was approximately $90,732 for the first half of 1998. As of June 30, 1998, the Company had two properties classified as Other Real Estate Owned, totaling $685,121. Both properties are currently under contract for sale. The ratio of loans past due 30 days or more to total loans was 1.12% at June 30, 1998 compared to 4.40% at December 31, 1997. There was one loan totaling $9,208 past due greater than 90 days that was on accrual status as of June 30, 1998 compared to two loans totaling $356,666 as of December 31, 1997. There were no restructured loans as of June 30, 1998 or December 31, 1997.

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

CAPITAL RESOURCES
-----------------

At June 30, 1998, consolidated stockholders' equity was $7,197,151 or 7.56% of total assets compared to $7,063,899 or 8.06% of total assets at December 31, 1997. During the second quarter of 1998, the Company repurchased 17,000 shares of treasury stock at a price of $18.20 per share, to provide shares which will be issued on exercise of warrants and stock options. The Company's common stock had a book value of $12.73 per share at June 30, 1998 based on outstanding shares of 565,304. The Company's common stock had a book value of $12.13 per share at December 31, 1997 based on outstanding shares of 582,304. At the end of the second quarter of 1998, the Company had approximately 650 stockholders of record.

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

The following table sets forth information with respect to the Company's capital ratios at June 30, 1998 and 1997 compared to minimum ratios required by regulation.



                                                               For Capital
                                        Actual              Adequacy Purposes
                                 --------------------    ----------------------
                                  Amount       Ratio       Amount       Ratio
                                  ------       -----       ------       -----
As of June 30, 1998
-------------------
  Total Capital
  (to Risk-Weighted Assets)     $7,630,791     10.07%     6,060,480      8.00%
  Tier 1 Capital
  (to Risk-Weighted Assets)     $6,682,777      8.82%     3,030,240      4.00%
  Tier 1 Capital
  (to Average Assets)           $6,682,777      7.26%     3,681,480      4.00%

As of June 30, 1997
-------------------
  Total Capital
  (to Risk-Weighted Assets)     $7,461,039     10.99%     5,429,600      8.00%
  Tier 1 Capital
  (to Risk-Weighted Assets)     $6,615,344      9.75%     2,714,800      4.00%
  Tier 1 Capital
  (to Average Assets)           $6,615,344      8.09%     3,271,520      4.00%


RESULTS OF OPERATIONS
---------------------

The Company recognized earnings of $442,929 for the first six months of 1998. In comparison, net earnings for the first six months of 1997 were $426,901. Earnings for the first half of 1998 were approximately $62,000 or 16% above projections.

Net interest income for the first six months of 1998 was $2,154,079 as compared to $1,840,589 for the first six months of 1997. The average yield on earning assets for the first half of 1998 increased to 10.50% as compared to 10.06% for the first half of 1997. The improvement was primarily due to the collection of previously nonaccrued interest. The average cost of funds on interest-bearing deposits decreased for the first half of 1998 to 5.41%, as compared to 5.44% for the first half of 1997. The improvement was primarily a result of the Bank's on-going effort to restructure the deposit base from higher rate institutional certificates of deposit to core deposits. Consequently, the net interest spread for the first six months of 1998 increased to 5.09% compared to 4.62% for the first six months of 1997. The net interest spread is expected to remain stable for the remainder of the year.

Total other income for the first two quarters of 1998 was $1,304,523 compared to $1,184,011 for the first two quarters of 1997. This increase is primarily due to increased transaction volume on deposits as well as increased fees relative to the transactions.

The annualized ratio of operating expenses to average assets decreased to 5.39% for the first six months of 1998 from 5.82% for the year ended December 31, 1997. The improvement is primarily due to the increase in average assets.

YEAR 2000
---------

The Company recognizes the operational risk from technology as the Year 2000 ("Y2k") approaches. The Company has established an internal committee to identify and address how the century change may affect its operations. A Y2k Plan has been approved by the Board of Directors detailing the steps the committee plans to take to comply with regulatory directives. The Company has developed a tracking report which identifies and monitors the areas that the century change is expected to impact, including the Bank's data processor, its computer hardware and software, its telephone system, etc. The tracking report also documents whether the area is "mission critical", the individual responsible and testing dates. The Y2k Plan also addresses the potential risk to the Bank from the impact of Y2k on Bank customers. The Bank's analysis of its Allowance for Loan and Lease losses includes a factor addressing the possibility of loan losses due to the century change. In addition, the Bank has budgeted $50,000 in 1998 for Y2k issues.

Based on information currently available, management does not believe that the Company will incur significant additional costs in connection with the Y2k issue. Nevertheless, there can be no assurances that all hardware and software that the Company will use will be Y2k compliant, and the Company cannot predict with any certainty the costs the Company will incur to respond to any Y2k issues. Further, the business of the Company's customers and vendors may be negatively affected by the Y2k issue, and any financial difficulties incurred by the Company's customers and vendors in solving Y2k issues could negatively affect their ability to perform their agreements with the Company. Therefore, even if the Company does not incur additional significant direct costs in connection with responding to the Y2k issue, there can be no assurance that the failure or delay of the Company's customers, vendors, or other third parties in addressing the Y2k issue or the costs involved in such process will not have a material adverse effect on the Company's business, financial condition and results of operations.

PART II - OTHER INFORMATION

         Item 1. Legal Proceedings

The Bank is a named Defendant in an Amended and Consolidated Bankruptcy Adversary Proceeding in the United States Bankruptcy Court, Northern District of Georgia, Atlanta Division, styled as follows: Issac LeaseCo, Inc. v. L. C. Smith Sales and Leasing, Inc., James W. Ballew, Lewis C. Smith, Ford Motor Credit, and First National Bank of Cherokee, USBR Northern District of Georgia Case Number:
96-6734. Issac LeaseCo, Inc. was an automobile wholesaler that did business with a customer of the Bank, L. C. Smith Sales and Leasing, Inc. ("Sales and Leasing"). Among other lending to Sales and Leasing and its Principals, the Bank had a secured floor plan lending arrangement for the financing of Sales and Leasing automobile inventory. The Consolidated Adversary Proceeding claims that Issac LeaseCo, Inc. was defrauded by Sales and Leasing and its Principals. The Bank is named in the litigation to establish the relevant lien rights on inventory supplied to Sales and Leasing through various arrangements with Issac LeaseCo, Inc. The Trustee also seeks to impose a Bankruptcy Code preference and/or State law constructive trust on proceeds that may have been received by the Bank. The Bank denies any actual or constructive knowledge that funds used to pay loan payments, standard bank charges, or payments for floor plan lending were either preference payments or payments generated from sales of property of the bankrupt estate. The Bank's Counsel continues to investigate the circumstance underlying the litigation, including the application of bond coverage, and is unable at this stage to assess the likely outcome of the proceedings.

Apart from the foregoing, neither the Company nor the Bank is a party to any pending legal proceedings which management believes would have a material effect upon the operations or financial condition of the Company or the Bank.


Item 2. Changes in Securities and Use of Proceeds - None

Item 3. Defaults Upon Senior Securities - None

Item 4.  Submission  of Matters to a Vote of  Security  Holders
     (a) An Annual Shareholders Meeting was held on April 22, 1998.
     (b) All of the twelve incumbent directors were elected to serve one-year terms until the annual meeting of shareholders in 1999. Additionally, R. O. Kononen, Jr. was also elected to serve a one year term until the annual meeting of shareholders in 1999. The following table sets forth the number of votes cast for and withheld with respect to each nominated Director. There were no abstentions or broker non-votes.

         Name of Nominee            Votes for               Votes Withheld
         ---------------            ---------               --------------
         Alan D. Bobo                308,107                       41,050
         Elwin K. Bobo               308,107                       41,050
         Michael A. Edwards          308,107                       41,050
         J. Stanley Fitts            308,107                       41,050
         Russell L. Flynn            308,107                       41,050
         Carl C. Hames, Jr.          308,107                       41,050
         C. Garry Haygood            308,107                       41,050
         Thomas D. Hopkins           308,107                       41,050
         Bobby R. Hubbard            308,107                       41,050
         R. O. Kononen, Jr.          308,107                       41,050
         Dennis M. Lord              308,107                       41,050
         Larry R. Lusk               308,107                       41,050
         Dr. Stuart R. Tasman        308,107                       41,050

         Pursuant to Rule 14a-4(c)(1) promulgated under the Securities Exchange Act of 1934, as amended, shareholders desiring to present a proposal for consideration at the Company's 1999 Annual Meeting of Shareholders must notify the Company in writing at its principal office at 9860 Highway 92, Woodstock, Ga. 30188, of the contents of such proposal no later than February 10, 1999. Failure to timely submit such a proposal will enable the proxies appointed by management to exercise their discretionary voting authority when the proposal is raised at the Annual Meeting of Shareholders without any discussion of the matter in the proxy statement.

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K
        (a)Exhibits
        -----------
         Exhibit
         Number                   Description
        -----------               -----------
          3.1(1)                   Articles of Incorporation
          3.2(2)                   Bylaws, as amended through March 29, 1994
          10.1(3)(4)               Employment Agreement (Carl Hames) dated
                                   May 11, 1995
          10.2(1)                  Form of Organizers' Stock Warrant Agreement
          10.3(1)                  Agreement for Lease/Purchase of Real Property
                                   for Bank Premises
          10.4(1)(3)               Form of Key Employee Stock Option Plan
          27                       Financial  Data  Schedule  (for SEC use only)
                                   for  quarter  ended June 30, 1998 and
                                   June 30, 1997 as amended

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

         (b) The Company has not filed any reports on Form 8-K during the six months ended June 30, 1998.

         Item 7. Signatures - attached

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         FIRST CHEROKEE BANCSHARES, INC.
            (Registrant)

DATE: August 12, 1998                               BY:  /s/Carl C. Hames, Jr.
      ---------------                                   ----------------------
                                                            Carl C. Hames, Jr.
                                                     President & CEO/Principal
                                                             Executive Officer

DATE: August 12, 1998                               BY:   /s/Kitty A. Kendrick
      ----------------                                  ----------------------
                                                             Kitty A. Kendrick
                                                   Principal Financial Officer