Form 10QSB
period 1998-09-30
FIRST CHEROKEE BANCSHARES INC
filed 1998-11-12
CIK 841545

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

X Yes      No

The number of shares outstanding of registrant's common stock par value $1.00 per share at September 30, 1998 was 553,804 shares.

Traditional Small Business Disclosure Format (check one): ___ Yes    X  No

                         First Cherokee Bancshares, Inc.
                         Quarterly Report on Form 10-QSB
                    For the Quarter Ended September 30, 1998

                                      Index
                                                                        Page No.
Part I.  Financial Information

         Consolidated Financial Statements (unaudited)
         Consolidated Balance Sheet at September 30, 1998                      2

         Consolidated Statements of Earnings (unaudited)
         for the nine months ended September 30, 1998 and 1997                 3

         Consolidated Statements of Earnings (unaudited)
         for the three months ended September 30, 1998 and 1997                4

         Consolidated Statements of Comprehensive Income (unaudited)
         for the nine months ended September 30, 1998 and 1997                 5

         Consolidated Statements of Comprehensive Income (unaudited)
         for the three months ended September 30, 1998 and 1997                6

         Consolidated Statements of Cash Flows (unaudited)
         for the nine months ended September 30, 1998 and 1997                 7

         Notes to Consolidated Financial Statements (unaudited)                8

Item 2.  Management's Discussion and Analysis of Financial Condition          11
         and Results of Operations

Part II.  Other Information
Item 1.  Legal Proceedings                                                    18
Item 2.  Changes in Securities and Use of Proceeds                            18
Item 3.  Defaults Upon Senior Securities                                      18
Item 4.  Submission of Matters to a Vote of  Security Holders                 18
Item 5.  Other Information                                                    18
Item 6.  Exhibits and Reports on Form 8-K                                     18
Item 7.  Signatures                                                           20

                         First Cherokee Bancshares, Inc.
                           Consolidated Balance Sheet
                               September 30, 1998
                                   (Unaudited)


                                        Assets
Cash & due from banks, including $6,017,666
     bearing interest ..........................................   $  9,372,587
Federal funds sold .............................................              0
                                                                              -
          Total cash & cash equivalents ........................      9,372,587
Investment securities available for sale,
     at fair value .............................................        592,646
Loans, less allowance for loan losses
     of $1,403,874 .............................................     78,814,480
Premises and equipment, net ....................................      3,831,854
Accrued interest receivable and other assets ...................      6,338,135
                                                                   ------------
                    Total Assets ...............................   $ 98,949,702
                                                                   ============

                         Liabilities and Stockholders' Equity
Liabilities:
Deposits:
     Interest-bearing deposits .................................   $ 75,994,661
     Noninterest-bearing deposits ..............................     14,743,152
                                                                     ----------
          Total deposits .......................................     90,737,813
Accrued interest payable and other liabilities .................      1,104,808
                                                                      ---------
                    Total Liabilities ..........................     91,842,621

Stockholders' Equity:
Common stock ($1 par value; 10,000,000
     shares authorized, 591,544 shares issued) .................        591,544
Additional paid-in-capital .....................................      5,273,257
Retained earnings ..............................................      1,842,227
Treasury Stock (37,740 shares acquired
     at cost) ..................................................       (602,716)
Accumulated other comprehensive
     income, net of tax ........................................          2,769
                                                                          -----
               Total Stockholders' Equity ......................      7,107,081
                                                                      ---------
                    Total Liabilities and Stockholders' Equity .   $ 98,949,702
                                                                   ============

                    See notes to consolidated financial statements

                         First Cherokee Bancshares, Inc.
                       Consolidated Statements of Earnings
                     For the nine months ended September 30,
                                   (Unaudited)

Interest income:                                              1998         1997
                                                         ----------   ----------
     Interest and fees on loans ......................   $5,920,810   $5,127,986
     Interest on investment securities ...............       36,533       39,804
     Interest on federal funds sold/overnight funds ..      238,418      182,890
                                                         ----------   ----------
          Total interest income ......................    6,195,761    5,350,680

Interest expense on deposits .........................    2,937,749    2,640,524
                                                         ----------   ----------

Net interest income ..................................    3,258,012    2,710,156

Provision for loan losses ............................      374,921      479,838
                                                         ----------   ----------

Net interest income after provision
     for loan losses .................................    2,883,091    2,230,318
                                                         ----------   ----------

Other income:
     Gain on sale of investment securities ...........            0            0
     Gain on sales of loans ..........................    1,029,760    1,037,856
     Service charges on deposit accounts
          and other income ...........................      774,001      644,878
     Gain on sale of other assets ....................       40,036            0
                                                         ----------   ----------
Total other income ...................................    1,843,797    1,682,734
                                                         ----------   ----------

Other expense:
     Salaries and employee benefits ..................    2,022,948    1,512,613
     Occupancy .......................................      506,784      373,433
     Other operating expense .........................    1,288,336    1,853,995
                                                         ----------   ----------
Total other expense ..................................    3,818,068    3,740,041
                                                         ----------   ----------

Earnings before income taxes .........................      908,820      173,011

Income Tax expense ...................................      348,015       64,526
                                                         ----------   ----------

Net earnings .........................................   $  560,805   $  108,485
                                                         ==========   ==========

Basic earnings per share .............................   $     0.98   $     0.19
                                                         ==========   ==========
Diluted earnings per share ...........................   $     0.85   $     0.16
                                                         ==========   ==========

                 See notes to consolidated financial statements

                         First Cherokee Bancshares, Inc.
                       Consolidated Statements of Earnings
                    For the three months ended September 30,
                                   (Unaudited)

Interest income:                                            1998          1997
                                                      -----------   -----------
     Interest and fees on loans ...................   $ 2,008,289   $ 1,708,430
     Interest on investment securities ............        12,130        12,349
     Interest on federal funds sold/overnight funds       111,089        59,675
                                                      -----------   -----------
          Total interest income ...................     2,131,508     1,780,454

Interest expense on deposits ......................     1,027,575       910,887
                                                      -----------   -----------

Net interest income ...............................     1,103,933       869,567

Provision for loan losses .........................       101,811       187,703
                                                      -----------   -----------

Net interest income after provision
     for loan losses ..............................     1,002,122       681,864
                                                      -----------   -----------

Other income:
     Gain on sale of investment securities ........             0             0
     Gain on sales of loans .......................       268,669       282,703
     Service charges on deposit accounts
          and other income ........................       230,569       216,020
     Gain on sale of other assets .................        55,807             0
                                                      -----------   -----------
Total other income ................................       555,045       498,723
                                                      -----------   -----------

Other expense:
     Salaries and employee benefits ...............       727,141       473,276
     Occupancy ....................................       191,734       125,918
     Other operating expense ......................       444,701     1,094,736
                                                      -----------   -----------
Total other expense ...............................     1,363,576     1,693,930
                                                      -----------   -----------

Earnings before income taxes ......................       193,591      (513,343)

Income Tax expense ................................        75,715      (194,339)
                                                      -----------   -----------

Net earnings ......................................   $   117,876   ($  319,004)
                                                      ===========   ===========

Basic earnings per share ..........................   $      0.21   ($     0.55)
                                                      ===========   ===========
Diluted earnings per share ........................   $      0.18   ($     0.55)
                                                      ===========   ===========

                 See notes to consolidated financial statements

                         First Cherokee Bancshares, Inc.
                 Consolidated Statements of Comprehensive Income
                     For the nine months ended September 30,
                                   (Unaudited)

                                                              1998        1997
                                                          ---------   ---------

Net earnings ..........................................   $ 560,805   $ 108,485
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities available
     for sale:
 Unrealized gains (losses) arising during the
 period, net of tax of $667 and $2,026, respectively          1,093      (3,321)
Less: Reclassification adjustment for gains (losses)
 included in net earnings, net of tax ...............             0           0
                                                          ---------   ---------
Other comprehensive income (loss) .....................       1,093      (3,321)
                                                          ---------   ---------

Comprehensive income ..................................   $ 561,898   $ 105,164
                                                          =========   =========

                 See Notes to Consolidated Financial Statements

                         First Cherokee Bancshares, Inc.
             Consolidated Statements of Comprehensive Income (Loss)
                    For the three months ended September 30,
                                   (Unaudited)

                                                              1998        1997
                                                         ----------   ---------

Net earnings (loss) ...................................   $ 117,876   ($319,004)
Other comprehensive income, net of tax:
Unrealized gains on securities available
     for sale:
 Unrealized gains arising during the period, net
 of tax of $831 and $1,611 respectively ...............       1,362       2,641
Less: Reclassification adjustment for gains
 included in net earnings, net of tax .................           0           0
                                                          ---------   ---------
Other comprehensive income .............................      1,362       2,641
                                                          ---------   ---------

Comprehensive income (loss) ...........................   $ 119,238   ($316,363)
                                                          =========   =========

                 See Notes to Consolidated Financial Statements

                         First Cherokee Bancshares, Inc.
                      Consolidated Statements of Cash Flows
                     For the nine months ended September 30,
                                   (Unaudited)
                                                           1998            1997
                                                   ------------    ------------
Cash flows from operating activities:
Net earnings ....................................  $    560,805    $    108,485
Adjustments to reconcile net earnings to net cash
provided (used) in operating activities:
Depreciation, amortization and accretion ........       147,883          77,656
Provision for loan losses .......................       374,921         479,838
Provision for losses on other real estate .......             0         118,866
Securities gains ................................             0               0
Change in accrued interest payable and
other liabilities ...............................      (956,813)       (124,482)
Change in accrued interest receivable and
other assets ....................................       (39,373)     (1,074,849)
                                                   ------------    ------------
Total adjustments ...............................      (473,382)       (522,971)
                                                   ------------    ------------
Net Cash provided (used) by operating activities         87,423        (414,486)

Cash flows from investing activities:
Purchases of investment securities ..............      (500,000)              0
Proceeds from sale of investment securities .....             0               0
Proceeds from maturities and calls of investment        533,102         173,276
securities available for sale
Net change in loans .............................    (7,668,779)     (8,891,675)
Purchases of premises and equipment .............      (647,348)       (873,942)
                                                   ------------    ------------
Net Cash used by investing activities ...........    (8,283,025)     (9,592,341)

Cash flows from financing activities:
Net change in deposits ..........................    12,253,981       9,695,707
Proceeds from exercise of stock warrants ........             0         277,300
Purchase of treasury stock ......................      (518,716)              0
                                                   ------------    ------------
Net Cash provided by financing activities .......    11,735,265       9,973,007

Net change in cash and cash equivalents .........     3,539,663         (33,820)
Beginning cash and cash equivalents .............     5,832,924       6,383,874
                                                   ------------    ------------
Ending cash and cash equivalents ................  $  9,372,587    $  6,350,054

Noncash investing activities:
Change in accumulated other comprehensive
income, net of tax ..............................  $      1,093    $     (3,321)
Transfer of loans to other real estate ..........  $    100,112    $  1,071,097

Supplemental disclosure of cash flow information:
Interest Paid ...................................  $  2,955,138    $  2,648,580
Income Taxes Paid ...............................  $    160,000    $    325,000

                 See notes to consolidated financial statements

                         FIRST CHEROKEE BANCSHARES, INC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 1998

NOTE (1) - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of First Cherokee Bancshares, Inc. (the "Company") and its wholly-owned subsidiary, First National Bank of Cherokee (the "Bank"). All significant accounts have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with current year presentation.

The accompanying unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the Company's financial position as of September 30, 1998, and the results of its operations and its cash flows for the nine-month period then ended. All such adjustments are normal and recurring in nature. The financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto and the report of independent accountants included in the Company's 1997 Annual Report on Form 10-KSB.

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

Reconciliation of the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share" for the periods ended September 30, 1998 and 1997 are as follows:

                  For the nine months ended September 30, 1998:

                              Net Earnings       Common Shares       Per Share
                              (Numerator)        (Denominator)          Amount
                              ------------       -------------       ---------
Basic earnings per share ....   $560,805            572,103           $   0.98
Effect of dilutive securities
Stock options ...............                        10,333
Warrants ....................                        80,851
                                --------           --------              -----
Diluted earnings per share ..   $560,805            663,287           $   0.85
                                ========           ========              =====

                  For the nine months ended September 30, 1997:

                              Net Earnings       Common Shares       Per Share
                              (Numerator)        (Denominator)          Amount
                              ------------       -------------       ---------
Basic earnings per share ....   $108,485            579,857           $   0.19
Effect of dilutive securities
Stock options ...............                         9,680
Warrants ....................                        69,790
                                --------           --------              -----
Diluted earnings per share ..   $108,485            659,327           $   0.16
                                ========           ========              =====

                 For the three months ended September 30, 1998:

                              Net Earnings       Common Shares       Per Share
                              (Numerator)        (Denominator)          Amount
                              ------------       -------------       ---------
Basic earnings per share ....   $117,876            562,358           $   0.21
Effect of dilutive securities
Stock options ...............                        13,353
Warrants ....................                        83,130
                                --------           --------              -----
Diluted earnings per share ..   $117,876            658,841           $   0.18
                                ========           ========              =====

                  For the three months ended September 30, 1997:

                              Net Earnings       Common Shares       Per Share
                              (Numerator)        (Denominator)          Amount
                              ------------       -------------       ---------
Basic earnings per share ....  ($319,004)           582,304             ($0.55)
Effect of dilutive securities
Stock options ...............                             *
Warrants ....................                             *
                                --------           --------              -----
Diluted earnings per share ..  ($319,004)           582,304             ($0.55)
                                ========           ========              =====

* The effect of conversion of options and warrants would have an anti-dilutive effect on earnings per share.



NOTE (3) - RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which standardizes the accounting for derivative instruments by requiring that all derivatives be recognized as assets and liabilities and measured at fair value. This statement is effective for fiscal years beginning after June 15, 1999. The Company does not believe the provisions of SFAS No.133 will have an impact on the consolidated financial statements upon adoption.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

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

FINANCIAL CONDITION

Total assets as of September 30, 1998 were $98.9 million compared to $87.6 million as of December 31, 1997. Assets of the Company increased approximately $3.8 million during the third quarter of 1998 as compared to an increase of approximately $200,000 during the third quarter of 1997. These fluctuations are due to normal business transactions.

Loans increased from $71.6 million at December 31, 1997 to $78.8 million at September 30, 1998. Management anticipates loan production will continue to increase during the remainder of the year. The following table presents major classifications of loans at September 30, 1998:


                                                      Total % of
                                        Total            Loan
                                        Loans         Portfolio
                                        -----         ----------
Commercial ....................   $  7,420,362             9.25%
SBA - unguaranteed ............     21,581,518            26.90%
Real estate - mortgage ........     32,339,542            40.32%
Real estate - construction ....     13,479,794            16.80%
Installment and other consumer       5,397,138             6.73%
                                  ------------           ------
Total loans ...................     80,218,354           100.00%
                                                         ======
Less: Allowance for loan losses     (1,403,874)
                                  ------------
Total net loans ...............   $ 78,814,480
                                  ============


Net premises and equipment were $3.8 million at September 30, 1998 compared to $3.4 million at December 31, 1997. Other assets increased from $5.5 million as of December 31, 1997 to $6.3 million as of September 30, 1998. The increase was primarily attributable to SBA guarantees of approximately $615,000 on sold SBA loans pending cash receipt as of September 30, 1998 as compared to $287,000 as of December 31, 1997. Cash is normally received within fourteen days of a sale.

Total deposits were $90.7 million at September 30, 1998 compared to $78.5 million at December 31, 1997. As of September 30, 1998, interest-bearing deposits and non interest-bearing deposits were $76.0 million and $14.7 million, respectively. As of December 31, 1997, interest-bearing deposits and non interest-bearing deposits were $66.9 million and $11.6 million, respectively.

A provision of $101,811 was added to the allowance for loan losses during the third quarter of 1998, bringing total provisions for the year to $374,921. The provision is primarily attributable to the increased level of loans at September 30, 1998 compared to prior periods. The allowance had a balance of $1,403,874 at September 30, 1998, representing 1.75% of loans. Chargeoffs were $72,984 while recoveries were $11,207, resulting in net chargeoffs of $61,777 during the first three quarters of 1998. Chargeoffs relative to one borrower account for approximately 40% of total chargeoffs. Management believes this allowance is adequate to cover possible loan losses. The following table presents the activity in the allowance for the first three quarters of 1998. At September 30, 1998, the Company had eight loans (all classified as nonaccrual) to two borrowers requiring total specific allocations of $473,366. The remaining allowance after any required specific reserves, less any surplus in the allowance based on an internal analysis, is attributed to the loan categories based on the relative percentage of the particular category to total loans. Any surplus is considered unallocated.



                         FIRST CHEROKEE BANCSHARES, INC.
                    ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                    Balance, December 31, 1997    $ 1,090,730

                    Chargeoffs ................       (72,984)

                    Recoveries ................        11,207

                    Provision for Loan Losses .       374,921
                                                      -------
                    Balance, September 30, 1998   $ 1,403,874
                                                  ===========

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

At September 30, 1998, the Company had sixteen loans (made to eight borrowers) classified as nonaccrual totaling $822,465, all of which are secured by real estate, vehicles, equipment or inventory. The Company's impaired loans consist of these nonaccrual loans that are either greater than 90 days delinquent as of September 30, 1998 or are classified as nonaccrual by management because the collection of interest from the borrower is doubtful. Specific reserves have been identified on those loans where losses may occur. Interest income from impaired loans is recognized using a cash basis method of accounting during the time within that period in which the loans were impaired. If interest income on the total nonaccrual loans had been accrued, such income would have approximated $53,096 as of September 30, 1998. Interest income on such loans, recorded only when received, was approximately $220,997 for the first nine months of 1998. As of September 30, 1998, the Company had one property classified as Other Real Estate Owned, totaling $510,047. The property is currently under contract for sale. The ratio of loans past due 30 days or more to total loans was 2.66% at September 30, 1998 compared to 4.40% at December 31, 1997. There was one loan totaling $515,000 past due greater than 90 days that was on accrual status as of September 30, 1998. The loan has a Small Business Administration ("SBA") guarantee which ensures payment of interest to the Company for uncollected interest from the borrower up to 120 days. Two loans totaling $356,666 as of December 31, 1997 were past due greater than 90 days and accruing. There were no restructured loans as of September 30, 1998 or December 31, 1997.

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

CAPITAL RESOURCES

At September 30, 1998, consolidated stockholders' equity was $7,107,081 or 7.18% of total assets compared to $7,063,899 or 8.06% of total assets at December 31, 1997. During the third quarter of 1998, the Company repurchased 11,500 shares of treasury stock at a price of $18.20 per share, to provide shares that will be issued on exercise of warrants and stock options. The Company's common stock had a book value of $12.83 per share at September 30, 1998 based on outstanding shares of 553,804. The Company's common stock had a book value of $12.13 per share at December 31, 1997 based on outstanding shares of 582,304. At the end of the third quarter of 1998, the Company had approximately 650 stockholders of record.

The Bank and the Company are subject to the capital requirements of the Office of the Comptroller of the Currency ("OCC") and the Federal Reserve Bank (the "FRB"), respectively. The OCC and FRB have adopted risk-based capital guidelines for all national banks and bank holding companies, respectively. To be "adequately capitalized," all national banks are expected to maintain a minimum ratio of total capital (after deductions) to risk-weighted assets of 8% (of which at least 4% must consist of Tier 1 Capital, as defined). The Bank was well-capitalized at September 30, 1998.

The following table sets forth information with respect to the Company's capital ratios at September 30, 1998 and 1997 compared to minimum ratios required by regulation.
                                                                      To Be Well
                                                               Capitalized Under
                                             For Capital       Prompt Corrective
                              Actual       Adequacy Purposes   Action Provisions
                              ------       -----------------   -----------------
                          Amount  Ratio      Amount   Ratio       Amount   Ratio
                          ------  -----      ------   -----       ------   -----
As of September 30, 1998:

Total Capital           $8,002,508  9.93%   6,444,338  8.00%    8,055,422 10.00%
(to Risk-Weighted Assets)
Tier 1 Capital          $6,984,437  8.67%   3,222,169  4.00%    4,833,253  6.00%
(to Risk-Weighted Assets)
Tier 1 Capital          $6,984,437  7.24%   3,859,120  4.00%    4,823,900  5.00%
(to Average Assets)

As of September 30, 1997:

Total Capital           $7,167,046 10.22%   5,610,177  8.00%    7,012,722 10.00%
(to Risk-Weighted Assets)
Tier 1 Capital          $6,280,352  8.96%   2,805,089  4.00%    4,207,633  6.00%
(to Risk-Weighted Assets)
Tier 1 Capital          $6,280,352  7.43%   3,379,149  4.00%    4,223,936  5.00%
(to Average Assets)



RESULTS OF OPERATIONS

The Company recognized earnings of $560,805 for the first nine months of 1998. In comparison, net earnings for the first nine months of 1997 were $108,485.

Net interest income for the first nine months of 1998 was $3,258,012 as compared to $2,710,156 for the first nine months of 1997. The average yield on earning assets for the first three quarters of 1998 remained at 9.96% as compared to 9.96% for the first three quarters of 1997. The average cost of funds on interest-bearing deposits increased slightly for the first three quarters of 1998 to 5.42%, as compared to 5.39% for the first three quarters of 1997. Consequently, the net interest spread for the first nine months of 1998 decreased to 4.54% compared to 4.57% for the first nine months of 1997.

Total other income for the first three quarters of 1998 was $1,843,797 compared to $1,682,734 for the first three quarters of 1997. This increase is primarily due to increased transaction volume on deposits as well as increased fees relative to the transactions.

The annualized ratio of operating expenses to average assets decreased to 5.48% for the first nine months of 1998 from 5.82% for the year ended December 31, 1997. Salary expense and occupancy expense have increased during 1998 primarily due to the opening of a new branch in June 1998. The difference in other expense is primarily attributable to the kiting loss incurred in 1997.

YEAR 2000

The Company recognizes the operational risk from technology as the Year 2000 ("Y2k") approaches. The Company has established an internal committee to identify and address how the century change may affect its operations. A Y2k Plan has been approved by the Board of Directors detailing the steps the committee plans to take to comply with regulatory directives. The Company has developed a tracking report which identifies and monitors the areas that the century change is expected to impact, including the Company's data processor, its computer hardware and software, its telephone system, etc. The tracking report also documents whether the area is "mission-critical", the individual responsible for confirming compliance, and testing dates. The Y2k Plan also addresses the potential risk to the Company from the impact of Y2k on Company customers.

The Company has identified the two most mission-critical information technology areas to be a) the core processing system for loans, deposits, and general ledger, and b) the wide area computer network. The core processing system has been successfully tested by proxy in May 1998 and October 1998 and directly by the Company in August 1998. Additionally, regulatory testing according to the Federal Financial Institutions Examination Council ("FFIEC") found the core processor's Y2k efforts to be satisfactory (which is the highest rating possible). The wide area network has been tested successfully on two occasions in July 1998 and August 1998 by the Company in a simulated Y2k environment.

The Company has identified the most significant non-information technology areas to be liquidity, customer impact including potential loan losses, and loss of power, telephone, and water. While the Company currently has a liquidity contingency plan, management will amend the plan to address Y2k issues specifically in the near future. The Company has established a methodology for defining Y2k risk in the loan portfolio, including assessing specific risk on each commercial customer with total debt in excess of $100,000. Currently, the allowance for loan losses includes a factor of approximately $23,000. This factor will be adjusted as necessary once the risk assessment on specific loans is completed. Y2k risk from deposit customers has been determined to be minimal and will be considered in the liquidity contingency plan. The Company has received written documentation from its local power, telephone and water companies assuring successful transition to the Year 2000.

The Company has identified third-parties with which it has a significant relationship to include its core processor and its correspondent bank. The core processing system has been successfully tested by both proxy and directly by the Company. Also, regulatory testing according to the Federal Financial Institutions Examination Council ("FFIEC") found the core processor's Y2k efforts to be satisfactory (which is the highest rating possible). The Company's correspondent bank reports that its organization expects to achieve full Year 2000 compliance by July 1999.

The Company has incurred approximately $40,000 in 1998 and budgeted $50,000 in 1999 for Y2k issues. Based on information currently available, management does not believe that the Company will incur significant additional costs in connection with the Y2k issue. Nevertheless, there can be no assurances that all hardware and software that the Company will use will be Y2k compliant, and the Company cannot predict with any certainty the costs the Company will incur to respond to any Y2k issues. Further, the business of the Company's customers and vendors may be negatively affected by the Y2k issue, and any financial difficulties incurred by the Company's customers and vendors in solving Y2k issues could negatively affect their ability to perform their agreements with the Company. Therefore, even if the Company does not incur additional significant direct costs in connection with responding to the Y2k issue, there can be no assurance that the failure or delay of the Company's customers, vendors, or other third parties in addressing the Y2k issue or the costs involved in such process will not have a material adverse effect on the Company's business, financial condition and results of operations.

As a result of the successful completion of the majority of Y2k testing, the Company believes the risk from areas under its control to be minimal. While the worst case scenario could include a loss of power and/or loss of communications with its core processor, the Company is reasonably assured that this will not occur. The Company's contingency plan will address these potential issues and will be complete by December 31, 1998.

The Company has made a business decision to change core processors in order to improve efficiencies from new technology. The decision to change is not associated with Y2k issues. After extensive due diligence, the Company has chosen a new third-party vendor and is currently in negotiations with the processor. It is anticipated that the conversion will be complete by the end of the first quarter of 1999. The new vendor has represented to the Company its compliance with Y2k regulatory requirements. The Company will perform required Y2k testing on the new system during the conversion period and immediately thereafter and anticipates continued compliance.

PART II - OTHER INFORMATION

         Item 1. Legal Proceedings

The Bank is a named Defendant in an Amended and Consolidated Bankruptcy Adversary Proceeding in the United States Bankruptcy Court, Northern District of Georgia, Atlanta Division, styled as follows: Issac LeaseCo, Inc. v. L. C. Smith Sales and Leasing, Inc., James W. Ballew, Lewis C. Smith, Ford Motor Credit, and First National Bank of Cherokee, USBR Northern District of Georgia Case Number:
96-6734. Issac LeaseCo, Inc. was an automobile wholesaler that did business with a customer of the Bank, L. C. Smith Sales and Leasing, Inc. ("Sales and Leasing"). Among other lending to Sales and Leasing and its Principals, the Bank had a secured floor plan lending arrangement for the financing of Sales and Leasing automobile inventory. The Consolidated Adversary Proceeding claims that Issac LeaseCo, Inc. was defrauded by Sales and Leasing and its Principals. The Bank is named in the litigation to establish the relevant lien rights on inventory supplied to Sales and Leasing through various arrangements with Issac LeaseCo, Inc. The Trustee also seeks to impose a Bankruptcy Code preference and/or State law constructive trust on proceeds that may have been received by the Bank. The Bank denies any actual or constructive knowledge that funds used to pay loan payments, standard bank charges, or payments for floor plan lending were either preference payments or payments generated from sales of property of the bankrupt estate. A tentative settlement has been agreed to by the Trustee and the Bank and documents evidencing the settlement have been prepared and are in circulation for review and comment. When the documentation is finalized, the agreement will be presented to the Court for approval. The settlement will have no material effect on the operations or financial condition of the Company or the Bank.

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

         Item 3. Defaults Upon Senior Securities - None

         Item 4. Submission of Matters to a Vote of Security  Holders - None

         Item 5. Other Information - None

         Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits
          Exhibit
          Number                   Description
          3.1(1)                   Articles of Incorporation
          3.2(2)                   Bylaws, as amended through March 29, 1994
          10.1(3)(4)               Employment Agreement (Carl Hames) dated May
                                   11, 1995
          10.2(1)                  Form of Organizers' Stock Warrant Agreement
          10.3(1)                  Agreement for Lease/Purchase of Real Property
                                    for Bank Premises
          10.4(1)(3)               Form of Key Employee Stock Option Plan
          27                       Financial  Data Schedule  (for SEC use only)
                                    for quarter ended September 30, 1998 and September 30,1997 as amended

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

         (b) The Company has not filed any reports on Form 8-K during the nine months ended September 30, 1998.

         Item 7. Signatures - attached

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      FIRST CHEROKEE BANCSHARES, INC.
      (Registrant)

DATE: November 12, 1998                               BY:  /s/Carl C. Hames, Jr.
      -----------------                                  ----------------------
                                                              Carl C. Hames, Jr.
                                                       President & CEO/Principal
                                                               Executive Officer

DATE: November 12, 1998                               BY:   /s/Kitty A. Kendrick
      -----------------                                   ----------------------
                                                               Kitty A. Kendrick
                                                     Principal Financial Officer