Form 10KSB
period 1998-12-31
FIRST CHEROKEE BANCSHARES INC
filed 1999-03-30
CIK 841545

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998


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

         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __


                       [Cover page continued on next page]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         The registrant's revenues for the fiscal year ended December 31, 1998 were $11,105,493.

         The aggregate market value of the voting stock held by nonaffiliates of the Registrant at March 19, 1999, was $6,698,419 based on an estimated market price of $18.75 per share. Market price was estimated based on the most recent sales price of the Common Stock.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         State the number of shares outstanding of each of issuer's classes of common equity, as of the last practicable date:

         The number of shares of the Registrant's Common Stock outstanding at March 19, 1999, was 553,804 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Annual Report to Shareholders for the year ended December 31, 1998 are incorporated by reference into Parts I and II of this report.

         Portions of the Proxy Statement for the 1999 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant's 1998 fiscal year-end are incorporated by reference into
Part III of this report.

Transitional Small Business Disclosure Format (check one): Yes _____ No X

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.
-------  ------------------------

                               GENERAL INFORMATION
                               -------------------

First Cherokee Bancshares, Inc. (the "Company") was incorporated as a Georgia corporation on July 26, 1988, for the purpose of becoming a bank holding company by acquiring all of the common stock of First National Bank of Cherokee, Woodstock, Georgia (the "Bank"). The Company filed applications with the Board of Governors of the Federal Reserve System and the Georgia Department of Banking and Finance for prior approval to become a bank holding company. The Company received Federal Reserve approval on December 27, 1988, and Georgia Department approval on December 20, 1988. The Company became a bank holding company within the meaning of the federal Bank Holding Company Act of 1956, as amended and the Georgia Bank Holding Company Act upon the Company's acquisition of all of the common stock of the Bank on November 27, 1989. The Bank is currently the sole operating subsidiary of the Company.

The Bank's principal sources of income are interest and fees collected on loans, interest and dividends collected on investments, gains on the sale of loans, and service fees on deposit accounts. The Bank's principal expenses are interest paid on savings, time, NOW and money market deposits, loan loss provision, employee compensation, office expenses, and other overhead expenses.

The Bank operates under a three-year capital plan, which is updated annually. The plan represents management's estimate of the future financial condition of the Bank given achievable loan and other earning asset production. The current capital plan projects the Bank's estimated assets, liabilities, net worth, revenues, and expenses through December 31, 2001. Management uses the capital plan as a tool to analyze various operating strategies. Most importantly, the capital plan gives the Bank and the Company a measure of the relative success of their operating strategies. At December 31, 1998, assets of the Bank were $5 million or 5% less than projected by the plan. Net earnings after taxes in 1998 were $872,608 or 10% less than projected by the plan. The updated plan projects assets of the Bank to reach $130 million by the end of 1999. Net earnings after taxes for 1999 are projected to be approximately $1,323,000, representing a Return on Average Assets of 1.08%. The foregoing statement is a forward-looking statement which reflects significant assumptions and subjective judgments believed by management to be reasonable as of the date of this Report. It does not constitute a forecast or prediction of actual results, and actual performance and financial results may differ materially from those anticipated due to a variety of factors, including but not limited to (i) increased competition with other financial institutions, (ii) lack of sustained growth in the local economy, (iii) rapid fluctuations in interest rates, and (iv) changes in the legislative and regulatory environment. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation to subsequently update or revise any forward-looking statements after the date of this Report.

                                   MARKET AREA
                                   -----------

The Company and the Bank conduct business from offices located at 9860 Highway 92, P. O. Box 1238, Woodstock, Georgia. The Bank also has branch locations at 1185 North Cobb Parkway, Marietta, Georgia and 134 Keith Drive, Canton, Georgia. The Company is authorized to engage in any activity permitted by law to a corporation, subject to applicable federal regulatory restrictions on the activities of bank holding companies. The Bank conducts a general commercial banking business (accepts deposits from the public and makes loans and other investments) in its primary service area, emphasizing the banking needs of individuals and small-to-medium-sized businesses. The Bank's primary service area is all of Cherokee County, Georgia and the northern parts of Cobb and Fulton Counties, Georgia.

The Bank emphasizes personalized service to meet each customer's specific banking needs. The business nature of the Bank's market area is oriented toward land development and residential construction. Located approximately 20 miles north of Atlanta, Georgia, the Bank's market area has become a suburban residential community with a growing volume of related retail, commercial and small business development.

                                   COMPETITION
                                   -----------

The banking business is highly competitive. The Bank competes with other commercial banks, savings and loan associations, and other financial institutions in its primary service area. Recent legislation, regulatory changes by the regulators of the various financial institutions, and competition from unregulated entities, has eliminated many traditional distinctions among commercial banks, thrift institutions and other providers of financial services. Consequently, competition among all financial institutions is virtually unlimited with respect to their legal ability and authority to provide most financial services.

Banks compete with other financial institutions through the banking products and services they offer, the pricing of their services, the level of service provided, the convenience and availability of services, and the degree of expertise and personal manner in which services are offered. Management anticipates that the Bank will continue to face strong competition from the financial institutions in the Bank's primary service area. In certain areas of its banking business, the Bank also competes with credit unions, consumer finance companies, insurance companies, money market mutual funds, non-bank lenders and other financial institutions, some of which are not subject to the same degree of regulation and restrictions imposed upon the Bank. Many of these competitors have substantially greater resources and lending limits than the Bank, and offer certain products, such as international banking services and trust services, that the Bank does not provide. Management believes that competitive pricing, a hometown atmosphere and personalized service allow the Bank to compete effectively in its primary service area.

                                    DEPOSITS
                                    --------

The Bank offers a full range of deposit services typically available from financial institutions, including demand, savings and other time deposits ranging from money market accounts to long term certificates of deposit and individual retirement accounts. The Bank provides its customers with business, personal and overdraft lines of credit. It also provides merchants with Visa and MasterCard acceptance capabilities and customers with Visa and MasterCard credit cards. All deposit accounts are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to the maximum amount permitted by law.

                               LENDING ACTIVITIES
                               ------------------

The Bank's philosophy is to make loans, taking into consideration the interests of its shareholders, safety of the depositors' funds, preservation of Bank liquidity, welfare of the community and adherence to federal regulations. Loans will always be the major source of the Bank's income. Normal risk is associated with each category of loan offered by the Bank. The economy plays an important part in lending risks and these risks may be greater at times of economic downturns.

As of the end of 1998, the Bank's loan portfolio consisted of approximately 8% Consumer Loans, 9% Commercial Loans, 25% U.S. Small Business Administration ("SBA") - Unguaranteed portion of Loans, and 58% Commercial and Residential Real Estate and Construction Loans. The Bank's net loan-to-deposit ratio was approximately 84% as of December 31, 1998.

Total net loans as of December 31, 1998 were $85,171,903, with the percentage of 30 days or greater delinquent loans at year end at 1.61%. The percentage of substandard rated loans was 1.78% of total outstanding loans, which represented 21.65% of risk-based capital. Eight loans were considered impaired requiring specific reserves totaling $465,637. As of December 31, 1998 the Bank had eleven borrowers in nonaccrual status totaling $1,314,170. During 1998, the loan loss provision was $503,671, and gross charge-offs totaled $89,702; recoveries during 1998 amounted to $12,006. The balance in the loan loss reserve account was $1,516,705, or 1.75% of loans, as of December 31, 1998.

REAL ESTATE LOANS. The Bank makes single-family residential construction loans for one- to four-unit structures. The Bank requires a first lien position on the construction site and offers these loans only to qualified residential building contractors. Loan disbursements require on-site inspections to assure the project is on budget and that the loan proceeds are being used in accordance with the plans, specifications and survey for the construction project. The loan-to-value ratio for such loans is predominately 75% of the lower of the as-built appraised value or project cost, and is a maximum of 80% if the loan is amortized. Loans for construction can present a high degree of risk to the lender, depending on, among other things, whether the builder can sell the home to a buyer, whether the buyer can obtain permanent financing, whether the transaction produces income in the interim, and the nature of changing economic conditions.

The Bank also makes acquisition and development loans to Bank-approved developers to develop acreage into single family lots on which houses will be built. Loan disbursements require on-site inspections to assure that the project is on budget and that the loan proceeds are being used for that development. The loan-to-value ratio for such loans does not exceed 75% of the discounted value, as defined in the appraisal report. Loans for acquisition and development may present a high degree of risk to a lender, depending upon whether the developer can find builders to buy the lots, whether the builder can obtain financing, whether the transaction produces income in the interim, and the nature of changing economic conditions.

Additionally, the Bank offers first mortgage loans on commercial real estate for owner-occupied or investment real estate. Almost all conventional first mortgage loans originated by the Bank have a loan-to-value ratio that does not exceed 85% with a maximum term of 25 years and call provisions every three to five years. Such loans typically carry adjustable interest rates. Commercial mortgage lending risks include title defects, fraud, general real estate market deterioration, inaccurate appraisals, violation of banking protection laws, interest rate fluctuations and financial deterioration of a borrower.

COMMERCIAL LOANS. The Bank market is commercial lending services to businesses whose demand for funds falls within the Bank's legal lending limits and are existing or potential deposit customers of the Bank. This category includes loans made to individual, partnership or corporate borrowers and obtained for a variety of purposes. Risks associated with these loans can be significant. Risks include fraud, bankruptcy, economic downturn, deteriorated or non-existing collateral and changes in interest rates.

The Bank also makes commercial loans to small businesses with respect to which the SBA generally guarantees repayment of up to 75% of the loan amount, subject to certain other limitations. The Bank may sell the guaranteed portion of these loans to institutional investors in the secondary markets. On such loans, the Bank retains servicing rights and obligations on all the guaranteed portions sold. Risks associated with these loans include credit risk, e.g., fraud, bankruptcy, economic downturn, deteriorated or non-existing collateral and changes in interest rates, and operational risk, e.g., failure of the Bank to adhere to SBA funding and servicing requirements in order to secure and maintain the SBA guarantees and servicing rights.

CONSUMER LOANS. The Bank makes consumer loans, consisting primarily of installment loans to individuals for personal, family and household purposes including loans for automobiles and investments. Risks associated with these loans include fraud, deteriorated or non-existing collateral, general economic downturn and customer financial problems.

                              INVESTMENT ACTIVITIES
                              ---------------------

After establishing necessary cash reserves and funding loans, the Bank invests its remaining liquid assets in investments allowed under banking laws and regulations. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, and other taxable securities and in certain obligations of states and municipalities. The Bank also has federal funds transactions with its principal correspondent banks and primarily acts as a net seller of such funds. The sale of federal funds amounts to a short-term loan from the Bank to another bank. Risks associated with these investments include mismanagement in terms of interest rate, maturity and concentration. Traditionally, losses associated with the investment portfolio have been minimal.

                           ASSET/LIABILITY MANAGEMENT
                           --------------------------

The Bank's objective is to manage its assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies. Certain officers of the Bank are responsible for developing and monitoring policies and procedures designed to insure acceptable composition of the asset/liability mix. It is the philosophy of management to support asset growth primarily through growth of core deposits, which include deposits of all categories made by individuals, partnerships and corporations. Management of the Bank seeks to invest the largest portion of the Bank's assets in commercial and real estate related loans. The Bank's asset/liability mix is monitored on a timely basis with a report reflecting interest-sensitive assets and interest-sensitive liabilities being prepared and presented to the Bank's Board of Directors on a quarterly basis. The objective of this policy is to manage interest-sensitive assets and liabilities so as to minimize the impact of substantial movements and interest rates on the Bank's earnings. See "Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Interest Rate Sensitivity."


                                    EMPLOYEES
                                    ---------

At December 31, 1998, the Bank employed 62 full-time employees and 8 part-time employees. Certain executive officers of the Bank also serve as the officers of the Company. The Company does not have compensated employees. Neither the Company nor the Bank is a party to a collective bargaining agreement, and, in the opinion of management, the Bank enjoys satisfactory relations with its employees.

                 SELECTED STATISTICAL INFORMATION OF THE COMPANY
                 -----------------------------------------------

The following statistical information is provided for the Company for the years ended December 31, 1998 and December 31, 1997. This data should be read with the information incorporated by reference under the heading "Item 6 - Management's Discussion and Analysis of Financial Condition" and "Item 7 - Financial Statements" appearing elsewhere in this Report.

              DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS'
                EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL
                ------------------------------------------------

Average Balances and Net Interest Income Analysis
-------------------------------------------------

Table 1 below presents average balances of the Company on a consolidated basis and the interest earned and paid thereon during the years ended December 31, 1998 and 1997.
                                     TABLE 1


                                                        1998                                  1997
                                        -----------------------------------------------------------------------
                                                      Interest    Average                   Interest    Average
                                          Average      Income/    Yield/        Average      Income/    Yield/
                                          Balance      Expense     Cost         Balance      Expense     Cost
                                        -----------  ----------  --------     -----------  ----------  --------
ASSETS
Interest-Earning Assets
   Loan Portfolio (1)                   $75,176,275  $8,809,126    11.72%     $65,733,060  $7,691,664    11.70%
   Investment Securities (2)              1,284,686      83,710     6.52%       1,341,593      83,200     6.20%
   Federal Funds Sold, Interest-Bearing
      Deposits and Other Investment       6,621,352     337,161     5.09%       4,252,140     230,466     5.42%
                                        -----------  ----------  --------     -----------  ----------  --------
        Total Interest-Earning Assets    83,082,313  $9,229,997    11.11%      71,326,793  $8,005,330    11.22%
Non-Earning Assets                       12,546,118                            12,157,876
                                        -----------                           -----------
         Total Average Assets           $95,628,431                           $83,484,669
                                        ===========                           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-Bearing Liabilities
   Interest-Bearing Deposits:
      NOW Accounts                       $5,832,606    $134,291     2.30%      $4,929,867    $117,567     2.38%
      Money Market Accounts               7,454,788     285,087     3.82%       7,094,029     259,508     3.66%
      Savings                             2,614,927      65,423     2.50%       2,283,814      57,110     2.50%
      Time, $100,000 and Over            15,774,440     944,889     5.99%      12,975,607     782,429     6.03%
      Other Time                         43,020,084   2,598,227     6.04%      38,445,348   2,348,358     6.11%
                                        -----------  ----------  --------     -----------  ----------  --------
   Total Interest-Bearing Deposits       74,696,845  $4,027,917     5.39%      65,728,665  $3,564,972     5.42%
   Note Payable and Other Borrowings        401,072      28,288     7.05%         314,574      17,770     5.65%
                                        -----------  ----------  --------     -----------  ----------  --------
Total Interest-Bearing Liabilities       75,097,917  $4,056,205     5.40%      66,043,239  $3,582,742     5.42%
Non Interest-Bearing Demand Deposits     12,563,963                             9,622,379
Other Liabilities                           491,120                               798,147
                                        -----------                           -----------
          Total Liabilities              88,153,000                            76,463,765
Stockholders' Equity                      7,475,431                             7,020,904
                                        -----------                           -----------
Total Average Liabilities and
   Stockholders' Equity                 $95,628,431                           $83,484,669
                                        ===========                           ===========

Net Earning Assets                       $7,984,396                            $5,283,554
Net Yield on Interest Earning Assets           6.23%                                 6.20%
Net Interest Rate Spread                       5.71%                                 5.80%
Net Interest Margin                      $5,173,792                            $4,422,588

(1) When computing yields on interest-earning assets, non-accruing loans are included in average loan balances. Additionally, loan fees of $349,182 and $425,038 are included in interest income for the periods ending December 31, 1998 and 1997, respectively.
(2) All investment securities are taxable.

Rate and Volume Analysis
------------------------

Table 2 below reflects the changes in net interest income resulting from changes in interest rates and from asset and liability volume. The change in interest attributable to rate is determined by applying the change in rate between years to average balances outstanding in the prior year. The change in interest due to volume is determined by applying the rate from the prior year to the change in average balances outstanding between years. As a result, changes that are not solely due to volume have been consistently attributed to rate.


                                     TABLE 2

                                                Year Ended December 31,                 Year Ended December 31,
                                                  1998 vs. 1997                           1997 vs. 1996
                                                  -------------                           -------------

                                         Increase         Changes Due To          Increase       Changes Due To
Increase (decrease) in:                 (Decrease)      Rate       Volume        (Decrease)     Rate       Volume
-----------------------                 ----------      ----       ------        ----------     ----       ------
Income from earning assets:
       Interest and fees on loans        $1,117,462   $12,606   $1,104,856      $1,218,139      $7,072  $1,211,067
       Interest on investment securities        510     4,038       (3,528)        (37,654)    (17,630)    (20,024)
       Interest on federal funds sold and
           interest-bearing deposits        106,695   (21,716)     128,411        (429,659)      2,195    (431,854)
                                            -------   -------      -------        --------       -----    --------
                   Total interest income $1,224,667   ($5,073)  $1,229,740        $750,826     ($8,364)   $759,190
                                         ----------   -------   ----------        --------     -------    --------

Expense from interest-bearing liabilities:
       Interest on now accounts             $16,724   ($4,761)     $21,485         ($5,171)    ($6,146)       $975
       Interest on money market accounts     25,579    12,375       13,204          71,376       4,858      66,518
       Interest on savings accounts           8,313        35        8,278          (7,963)     (2,874)     (5,089)
       Interest on time deposits,           162,460    (6,310)     168,770         (93,473)    (29,844)    (63,629)
           $100,000 & over
       Interest on other time deposits      249,869   (29,647)     279,516        (143,558)   (131,592)    (11,966)
       Interest on note payable and
           other borrowings                  10,518     5,631        4,887          17,770           0      17,770
                                             ------     -----        -----          ------           -      ------
                    Total interest expense $473,463  ($22,677)    $496,140       ($161,019)  ($165,598)     $4,579
                                           --------  --------     --------       ---------   ---------      ------
                    Net interest income    $751,204   $17,604     $733,600        $911,845    $157,234    $754,611
                                           ========   =======     ========        ========    ========    ========


                                 LOAN PORTFOLIO
                                 --------------

Maturities and Sensitivities of Loans to Changes in Interest Rates
------------------------------------------------------------------

Table 3 below presents the maturity date distribution of the loans at December 31, 1998.

                                     TABLE 3

                             AS OF DECEMBER 31, 1998
                                 (IN THOUSANDS)

                               ONE YEAR         > ONE YEAR
                               OR LESS         TO FIVE YEARS            > FIVE YEARS
                               -------         -------------            ------------
                                             Fixed    Adjustable     Fixed     Adjustable
                                             Rate        Rate         Rate        Rate        Total
                                             ----        ----         ----        ----        -----
Commercial                     $13,360     $10,584      $6,711       $2,929     $23,785     $57,369
Real estate - Construction      14,568           -           -            -           -      14,568
All Other Loans                  3,459       8,990       1,245          420         638      14,752
                                 -----       -----       -----          ---         ---      ------
Total                          $31,387     $19,574      $7,956       $3,349     $24,423     $86,689
                               =======     =======      ======       ======     =======     =======




Types of Loans
--------------

Table  4  below  presents  the  loan  portfolio   stratified  by  type  and  the
corresponding percentage of total loans as of December 31, 1998 and 1997.

                                     TABLE 4

                                          1998                          1997
                                          ----                           ----
                                              % Loans                        % Loans
                                             to Total                       to Total
                                   Amount      Loans              Amount      Loans
                                   ------      -----              ------      -----
Real Estate Construction      $18,868,908      21.77%        $17,635,088      24.25%
Real Estate Mortgage           30,995,083      35.75%         21,649,051      29.77%
SBA - Unguaranteed             21,955,805      25.33%         16,774,339      23.07%
Commercial                      8,011,468       9.24%         10,983,107      15.11%
Consumer                        6,857,344       7.91%          5,669,879       7.80%
                                ---------       ----           ---------       ----
     Total Loans              $86,688,608     100.00%        $72,711,464     100.00%
                              ===========     ======         ===========     ======

Nonaccrual, Past Due and Restructured Loans
-------------------------------------------

A loan is placed on nonaccrual status when it is 90 days delinquent, unless such loan is adequately collateralized and in the process of collection. Additionally, a loan may be placed on nonaccrual status before it is 90 days delinquent if management determines, after considering economic and business conditions and collection efforts, that the collection of interest from the borrower is doubtful. Interest previously accrued but not collected is reversed against current period interest income when such loans are placed on nonaccrual status. Interest on loans that are classified as nonaccrual is recognized when received. In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the original contractual agreement. At December 31, 1998, the Bank had eleven borrowers on nonaccrual status in the total amount of $1,314,170 or 1.54% of net loans, compared to $1,460,262 or 2.04% of net loans at December 31, 1997. Two borrowers account for $721,798 or 83% of total nonaccrual loans. The remaining loans average approximately $22,000 each. Specific reserves totaling $465,637 have been allocated on certain nonaccrual loans considered impaired. Had the loans been current in accordance with their original terms, the gross interest that would have been recorded as of December 31, 1998 would have been $346,113. The amount of interest on these loans that was included in net earnings for the year ended December 31, 1998 was $230,285. One loan, totaling $35,466 was past due greater than ninety days and still accruing due to anticipated collectability of the loan. Two loans, totaling $356,666 were past due greater than 90 days and were still accruing as of December 31, 1997. Loans past due greater than 30 days but less than 90 days amounted to $1,415,268, or 1.61% of total loans as of December 31, 1998 compared to $3,201,666, or 4.40% of total loans at the end of 1997. There were no restructured loans as of December 31, 1998 or December 31, 1997.

The Bank had one property held as "other real estate owned," with a total value of $27,652 as of December 31, 1998. No material loss is anticipated on the sale of the property. As of December 31, 1998, the Bank had repossessed two vehicles with a fair value totaling $14,798. No material loss is anticipated on the sale of these vehicles.

Allowance for Loan Losses
-------------------------

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

Management reviews all loans in the portfolio to identify potential loan problems. Loans are evaluated on an individual basis, and after considering the financial strength of the borrower, appraisals and other estimates of collateral value, specific reserves are provided where appropriate. Additionally, general reserves are provided for all other loans not identified as potential problem loans to provide for risk of loss inherent in the remaining loan portfolio. Changing economic conditions affecting the Bank's market or borrowers may result in changes to management's periodic estimates, appraisals, and evaluation of loans and the allowance for loan losses. For additional information regarding this topic, see "Item 6 - Management's Discussion and Analysis of Financial Condition Allowance for Loan Losses," which is incorporated by reference to the section of the same heading in the Company's 1998 Annual Report to Shareholders.

Table 5 below presents the activity in the allowance for loan losses for each of the periods ended December 31, 1998 and 1997.

                                     TABLE 5
                                                    1998           1997
                                                    ----           ----

Balance at the Beginning of Year                 $1,090,730      $858,271
Charge-offs:
     Real Estate Construction                             0             0
     Real Estate Mortgage                                 0             0
     SBA - Unguaranteed                              11,833       150,581
     Commercial                                       5,800       198,791
     Consumer                                        72,069       206,960
                                                     ------       -------
Total Charge-offs                                    89,702       556,332
Recoveries:
     Real Estate Construction                             0             0
     Real Estate Mortgage                                 0             0
     SBA - Unguaranteed                               5,768        12,398
     Commercial                                           0        67,983
     Consumer                                         6,238        84,672
                                                      -----        ------
Total Recoveries                                     12,006       165,053
     Net Chargeoffs                                  77,696       391,279
Provision for Loan Losses                           503,671       623,738
                                                    -------       -------
Balance at the End of Year                       $1,516,705    $1,090,730
                                                 ==========    ==========
Percentage of Allowance for Loan Loss to Loans
     Outstanding as of Year End                        1.75%         1.50%
                                                       ====          ====
Ratio of Net Charge-offs to Average Net
     Loans Outstanding During the Year                 0.10%         0.60%
                                                       ====          ====

With respect to the information presented in Table 6, the Bank sets aside specific reserves as a precautionary measure on a particular loan that may deteriorate or on a group of loans that have a significant risk level or have suffered notable levels of losses in the past. As a matter of policy, potential problem loans are individually reviewed to determine the appropriate level of specific reserve, if any. At December 31, 1998, management determined that eight loans required specific reserves totaling $465,637. At December 31, 1997, no loans were considered impaired, therefore, no specific reserves were required. For allocation purposes, the Y2K risk factor identified by management is considered unallocated. The remaining allowance is attributed to the loan categories based on the relative percentage of the particular category to total loans and not according to risk.

                                     TABLE 6


                                                    1998                           1997
                                                    ----                           ----
                                                           % of                           % of
                                                           Loss                           Loss
                                            Amount       Allocated         Amount       Allocated
                                            ------       ---------         ------       ---------
Real Estate Construction                   $320,753        21.14%         $264,502        24.25%
Real Estate Mortgage                        526,730        34.73%          324,711        29.77%
SBA - Unguaranteed                          373,205        24.61%          251,631        23.07%
Commercial                                  136,139         8.98%          164,809        15.11%
Consumer                                    116,544         7.68%           85,077         7.80%
Unallocated                                  43,334         2.86%                0         0.00%
                                             ------         ----                 -         ----
     Total Allowance for Loan Losses     $1,516,705       100.00%       $1,090,730       100.00%
                                         ==========       ======        ==========       ======

                              INVESTMENT PORTFOLIO
                              --------------------

Table 7 below sets forth the fair value of investment securities at December 31, 1998 and 1997.

                                     TABLE 7

                                             1998                1997
                                             ----                ----

     U.S. Government Agencies            $501,608               $499,531
     Mortgage-backed Securities            40,737                102,872
                                           ------                -------
     Total Investment Securities         $542,345               $602,403
                                         ========               ========

The fair value at December 31, 1998 includes a $3,601 market value increase for net unrealized gains while the fair value at December 31, 1997 includes a $2,703 market value increase for net unrealized gains in the investment portfolio.

Table 8 below presents the maturities, weighted average yields and total carrying value of the Bank's investments as of December 31, 1998.

                                     TABLE 8

                                          AFTER               AFTER
                                         ONE YEAR           FIVE YEARS
                   ONE YEAR OR           THROUGH              THROUGH              AFTER
                      LESS              FIVE YEARS           TEN YEARS           TEN YEARS               TOTAL
                      ----              ----------           ---------           ---------               -----
                         WEIGHTED             WEIGHTED              WEIGHTED            WEIGHTED             WEIGHTED
                         AVERAGE              AVERAGE               AVERAGE              AVERAGE              AVERAGE
                AMOUNT    YIELD      AMOUNT    YIELD      AMOUNT    YIELD      AMOUNT    YIELD      AMOUNT    YIELD
                ------    -----      ------    -----      ------    -----      ------    -----      ------    -----
Government          $0     0.00%    $501,608    6.26%         $0     0.00%         $0     0.00%   $501,608     6.26%
Agencies

Mortgage-backed
Securities      13,276     8.00%           0    0.00%     27,461     9.50%          0     0.00%     40,737     9.01%
                ------     -----           -    -----     ------     -----          -     -----     ------     -----

Total
Investment
Securities     $13,276     8.00%    $501,608    6.26%    $27,461     9.50%         $0     0.00%   $542,345     6.47%
               =======     ====     ========    ====     =======     ====          ==     ====    ========     ====


                                    DEPOSITS
                                    --------

Table 9 below presents the average amounts of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits, and time deposits, for the periods indicated.

                                     TABLE 9

                                                        Year Ended December 31,
                                                        -----------------------

                                               1998                      1997
                                                          Weighted                  Weighted
                                                           Average                   Average
                                              Amount        Rate        Amount        Rate
                                              ------        ----        ------        ----
Non Interest-bearing demand deposits         $12,563,963     N/A        $9,622,379     N/A
Interest-bearing demand deposits              13,287,394    3.15%       12,023,896    3.13%
Savings deposits                               2,614,927    2.50%        2,283,814    2.50%
Time deposits                                 58,794,524    6.03%       51,420,955    6.09%
                                              ----------                ----------
       Total Deposits                        $87,260,808               $75,351,044
                                             ===========               ===========




The total of time certificates of deposit issued in amounts greater than $100,000 as of December 31, 1998, are shown below by category, which is based on time remaining until maturity of (a) three months or less, (b) over three through six months, (c) over six through twelve months, and (d) over twelve months.

                                                           (Dollars in
                                                            Thousands)
                                                            ----------
             Three months or less                              $4,523
             Over three through six months                      1,482
             Over six through twelve months                     3,917
             Over twelve months                                 2,575
                                                                -----
                 Total                                        $12,497
                                                              =======

For a further description of the average amount of and the average rate paid on various deposit categories which are in excess of 10% of average total deposits, see "Item 6 - Management's Discussion and Analysis of Financial Condition - Deposits," which is incorporated by reference to the section of the same heading in the Company's 1998 Annual Report to Shareholders.

                           RETURN ON ASSETS AND EQUITY
                           ---------------------------

Table 10 below illustrates return on assets (net earnings divided by average total assets), return on equity (net earnings divided by average stockholders' equity) and stockholders' equity to assets ratio (average stockholders' equity divided by average total assets) for the periods ended December 31, 1998 and 1997. The Company did not pay cash dividends to shareholders during 1998 and 1997.

                                    TABLE 10

                                                1998        1997
                                                ----        ----

            Return on Assets                     .91%        .26%
            Return on Equity                   11.67%       3.15%
            Stockholders' Equity to Assets      7.82%       8.41%

                           SUPERVISION AND REGULATION
                           --------------------------

The following discussion sets forth the material elements of the regulatory framework applicable to banks and bank holding companies and provides certain specific information related to the Company.

General
-------

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

Payment of Dividends
--------------------

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

At December 31, 1998, under dividend restrictions imposed under federal and state laws, the Bank, without obtaining governmental approvals, could declare aggregate dividends to the Company of up to approximately $1,110,000.

The payment of dividends by the Company and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

Capital Adequacy
----------------

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

The minimum guideline for the ratio (the "Total Risk-Based Capital Ratio") of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%. At least half of Total Capital must comprise common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves ("Tier 2 Capital"). At December 31, 1998, the Company's consolidated Total Risk-Based Capital Ratio and its Tier 1 Risk-Based Capital Ratio (i.e., the ratio of Tier 1 Capital to risk-weighted assets) were 9.53% and 8.28%, respectively.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio (the "Leverage Ratio") of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The Company's Leverage Ratio at December 31, 1998 was 6.95%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital Leverage Ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

The Bank is subject to risk-based and leverage capital requirements adopted by the OCC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

The Bank was in compliance with applicable minimum capital requirements as of December 31, 1998. The Company has not been advised by any federal banking agency of any specific minimum capital ratio requirement applicable to it or its subsidiary depository institution.

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

Support of Subsidiary Institutions
----------------------------------

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

Prompt Corrective Action
------------------------

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

The capital levels established for each of the categories are as follows:

========================== ==================== ========================= ====================== ===================
                                                         Total                Tier 1 Risk-
    Capital Category         Tier 1 Capital        Risk-Based Capital         Based Capital            Other
========================== ==================== ========================= ====================== ===================
Well Capitalized           5% or more           10% or more               6% or more             Not subject to a
                                                                                                 capital directive
========================== -------------------- ------------------------- ---------------------- ===================
Adequately Capitalized     4% or more           8% or more                4% or more                      --
========================== -------------------- ------------------------- ---------------------- ===================
Undercapitalized           less than 4%         Less than 8%              less than 4%                    --
========================== -------------------- ------------------------- ---------------------- ===================
Significantly              less than 3%         Less than 6%              less than 3%                    --
Undercapitalized
========================== ==================== ========================= ====================== ===================
Critically                 2% or less                    --                        --                     --
Undercapitalized           tangible equity
========================== ==================== ========================= ====================== ===================

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

At December 31, 1998, the Bank had the requisite capital levels to qualify as well capitalized.

FDIC Insurance Assessments
--------------------------

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

Proposed Legislation and Regulatory Action
------------------------------------------

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. It cannot be predicted whether or what form any proposed regulation or statute will be adopted or the extent to which the business of the Company may be affected by such regulation or statute.

ITEM 2.  DESCRIPTION OF PROPERTY
-------  -----------------------

The Company and the Bank's main office is located north of the intersection of Interstate 575 and U.S. Highway 92, Woodstock, Georgia. The main office building was completed in November, 1990. The building consists of three floors with a total of 20,000 square feet and is fully occupied. An addition of approximately 1,800 square feet was added over the drive-in facility during 1997, at a cost of approximately $150,000. Management believes that this expansion is sufficient for the expected growth over the next two-year period.

The original cost of construction of the main office building was approximately $1,310,000. The cost of furnishing this building, including teller facilities, vault door, safe deposit boxes and other necessary furniture, fixtures and equipment was originally $350,000. An elevator was installed during 1995 at a cost of approximately $53,000. The net book values of the building and equipment as of December 31, 1998, were $1,404,331 and $487,673 respectively.

The main office building has two fully equipped drive-in lanes. The drive-in teller station is inside the building and serves four outside lanes.

The main office building is located on leased property owned by a member of the Board of Directors of the Company and the Bank. The ground lease was submitted as a part of the Bank's charter application, and was approved by the OCC, the Bank's primary federal regulator. The initial term of the lease is for twenty years with four five-year extension periods. Monthly rentals were $3,856 per month through September 1993, $4,214 during the fourth year, and increase 3% per year thereafter. The lease also provides a purchase option that may be exercised periodically at five-year intervals during the period from 1999 to 2029. The Bank paid approximately $59,000 in total rentals under the ground lease during 1998. Management believes the lease agreement is fair and in the best interest of the Company.

The North Marietta branch land and building, which was originally constructed in 1974, were purchased in 1992. The building is a one-story block building with a total of 2,400 square feet which is fully occupied by branch operations. The site is typical of branch banks constructed in the early 1970s and is located in a semi-urban area. Extensive remodeling was done to the interior and exterior of the building in 1993. The net book values of the land, building, and equipment as of December 31, 1998 were $185,201, $264,417, and $73,935, respectively.

In January 1997, the Bank acquired land in Canton, Georgia for the amount of $401,683 for a branch site. The building, which was completed during 1998, is a one-story block building with a total of 3,780 square feet which is fully occupied by branch operations. The original cost of construction of the Canton branch building was approximately $692,000. The cost of furnishing this building, including teller facilities, vault door, safe deposit boxes and other necessary furniture, fixtures and equipment was originally approximately $300,000. The net book values of the land, building, and equipment as of December 31, 1998 were $401,683, $681,333, and $274,073, respectively.

Management believes that all properties owned or leased by the Bank or the Company are adequately covered by insurance. Neither the Bank nor the Company invests in real estate, interests in real estate, securities of or interests in persons primarily engaged in real estate activities. As part of its business, the Bank regularly makes construction loans for residential real estate properties. The Bank occasionally originates residential mortgage loans. See "Part I - Item 1 - Description of Business - Lending Activities."

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

The Bank was a named Defendant in an Amended and Consolidated Bankruptcy Adversary Proceeding in the United States Bankruptcy Court, Northern District of Georgia, Atlanta Division, styled as follows: Issac LeaseCo, Inc. v. L. C. Smith Sales and Leasing, Inc., James W. Ballew, Lewis C. Smith, Ford Motor Credit, and First National Bank of Cherokee, USBR Northern District of Georgia Case Number:
96-6734. Issac LeaseCo, Inc. was an automobile wholesaler that did business with a customer of the Bank, L. C. Smith Sales and Leasing, Inc. ("Sales and Leasing"). Among other lending to Sales and Leasing and its Principals, the Bank had a secured floor plan lending arrangement for the financing of Sales and Leasing automobile inventory. The Consolidated Adversary Proceeding claims that Issac LeaseCo, Inc. was defrauded by Sales and Leasing and its Principals. The Bank was named in the litigation to establish the relevant lien rights on inventory supplied to Sales and Leasing through various arrangements with Issac LeaseCo, Inc. The Trustee also sought to impose a Bankruptcy Code preference and/or State law constructive trust on proceeds that may have been received by the Bank. The Bank denied that any amounts were received by the Bank from the customers involved other than for loan payments, standard bank charges, or in payment for floor plan lending from the Bank.

During the first quarter of 1999, a settlement of this litigation relieving the Bank of related liability was agreed to by all parties. The Bank's cost for the settlement of $100,000 will be paid in the second quarter. It is anticipated that the settlement cost will be recoverable by the Bank's bond company.

Apart from the foregoing, neither the Company nor the Bank is a party to any pending legal proceedings which management believes would have a material effect upon the operations or financial condition of the Company or the Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------  ----------------------------------------------------

None.

                                     Part II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-------  ---------------------------------------------------------

The response to this item is incorporated herein by reference to information appearing under the heading "Market Price and Dividend Information" in the Registrant's 1998 Annual Report to Shareholders. The Registrant did not have any unregistered sales of equity securities during 1998, 1997 or 1996.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.
-------  -------------------------------------

The response to this item is incorporated herein by reference to information appearing under the heading "Management's Discussion and Analysis" in the Registrant's 1998 Annual Report to Shareholders.


ITEM 7.  FINANCIAL STATEMENTS.
-------  ---------------------

The following report and statements are included in the financial section of the Registrant's 1998 Annual Report to Shareholders and are incorporated herein by reference:

      (i) Report of  Porter, Keadle, Moore, LLP.

     (ii) Consolidated Balance Sheets as of December 31, 1998 and 1997.

    (iii) Consolidated Statements of Earnings for Years Ended December 31, 1998, 1997, and 1996.

     (iv) Consolidated Statements of Stockholders' Equity for Years Ended December 31, 1998, 1997, and 1996.

      (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997, and 1996.

     (vi) Notes to Consolidated Financial Statements.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
---------------------

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
---------------------------------------

The response to this item is included in the information set forth under the captions "Election of Directors" and "Principal Shareholders" in the Proxy Statement to be used in connection with the Company's 1999 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION.
--------  -----------------------

The response to this item is included in the information contained under the caption "Director and Executive Compensation" in the Proxy Statement to be used in connection with the Company's 1999 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------  ---------------------------------------------------------------

The response to this item is included in the information contained under the caption "Principal Shareholders" in the Proxy Statement to be used in connection with the Company's 1999 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------  -----------------------------------------------

The response to this item is included in the information contained under the caption "Certain Relationships and Related Transactions" in the Proxy Statement to be used in connection with the Company's 1999 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K.
--------  ---------------------------------------

         (A)  EXHIBITS

         Exhibit
         Number          Description
         ------          -----------

          3.1(1)         Articles of Incorporation
          3.2(2)         Bylaws, as amended through March 29, 1994
         10.1(3)(4)      Employment Agreement (Carl Hames) dated May 11, 1995
         10.2(1)         Form of Organizers' Stock Warrant Agreement
         10.3(1)         Agreement for Lease/Purchase of Real Property for Bank
                         Premises
         10.4(1)(3)      Form of Key Employee Stock Option Plan
         10.5            Form of Incentive Stock Option Certificate to Purchase
                         Common Stock of First Cherokee Bancshares, Inc., issued
                         under the Key Employee Stock Option Plan effective
                         October 13, 1988 (3)
         10.6            Form of Directors' Non-Qualified Stock Option Agreement (3)
         13.1            Annual Report to Shareholders for the fiscal year ended
                         December 31,1998.Only those portions of the 1998 Annual
                         Report to Shareholders that are specifically
                         incorporated by reference into this report on Form
                         10-KSB shall be deemed filed as an exhibit hereto. The
                         consolidated financial statements, notes thereto and
                         the independent certified public accountants' report
                         thereon that are incorporated by reference in Item 7
                         hereof are included as part of Exhibit 13.1.
         21(5)           Subsidiary of First Cherokee Bancshares, Inc.
         23.1            Consent of Porter Keadle Moore, LLP
         24              Power of attorney (see signature page to this Annual
                         Report on Form 10-KSB).
         27              Financial Data Schedule (for SEC use only)


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


FIRST CHEROKEE BANCSHARES, INC.


By:    /S/ Carl C. Hames, Jr.                        Date:  March 30, 1999
      --------------------------------------
      Carl C. Hames, Jr., President


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

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

      Signature                  Title                       Date


/S/ Alan D. Bobo                Director               March 30, 1999
---------------------------
Alan D. Bobo

/S/ Elwin K. Bobo               Director               March 30, 1999
---------------------------
Elwin K. Bobo

/S/ Michael A. Edwards          Director               March 30, 1999
---------------------------
Michael A. Edwards

/S/ Stanley Fitts               Director               March 30, 1999
---------------------------
Stanley Fitts

/S/ Russell L. Flynn            Director               March 30, 1999
---------------------------
Russell L. Flynn

/S/ Carl C. Hames, Jr.          President, Principal   March 30, 1999
---------------------------     Executive Officer,
Carl C. Hames, Jr.              and Director


/S/ C. Garry Haygood            Director               March 30, 1999
---------------------------
C. Garry Haygood

/S/ Thomas D. Hopkins, Jr.      Director and           March 30, 1999
---------------------------     Secretary
Thomas D. Hopkins, Jr.

/S/ Bobby R. Hubbard            Director               March 30, 1999
---------------------------
Bobby R. Hubbard

/S/ R. O. Kononen, Jr.          Director               March 30, 1999
---------------------------
R. O. Kononen, Jr.

/S/ Dennis W. Lord              Director               March 30, 1999
---------------------------
Dennis W. Lord

/S/ Larry R. Lusk               Director               March 30, 1999
---------------------------
Larry R. Lusk

/S/ Dr. Stuart R. Tasman        Director               March 30, 1999
---------------------------
Dr. Stuart R. Tasman

/S/ Kitty A. Kendrick           Principal              March 30, 1999
---------------------------     Accounting
Kitty A. Kendrick               and Financial Officer

                                  EXHIBIT INDEX
                                  -------------

   Exhibit                                                                                        Page
   Number      Description                                                                       Number
   ------      -----------                                                                       ------


    3.1(1)     Articles of Incorporation............................................................N/A
    3.2(2)     Bylaws, as amended through March 29, 1994............................................N/A
   10.1(3)(4)  Employment Agreement (Carl Hames) dated May 11, 1995.................................N/A
   10.2(1)     Form of Organizers' Stock Warrant Agreement..........................................N/A
   10.3(1)     Agreement for Lease/Purchase of Real Property for Bank Premises......................N/A
   10.4(1)(3)  Form of Key Employee Stock Option Plan...............................................N/A
   10.5        Form of Incentive  Stock  Option  Certificate  to Purchase  Common Stock of First
               Cherokee  Bancshares,  Inc.,  issued  under the Key  Employee  Stock  Option Plan effective October 13, 1988 (3) .........................................................
   10.6        Form of Directors' Non-qualified Stock Option Agreement  (3) ...........................
   13.1        Annual  Report to  Shareholders  for the  fiscal  year ended  December 31,  1998.
               Only  those  portions  of  the  1998  Annual  Report  to  Shareholders  that  are specifically  incorporated  by reference into this report on Form 10-KSB shall be deemed  filed  as an  exhibit  hereto.  The  consolidated  financial  statements, notes thereto and the independent  certified public  accountants'  report thereon that are  incorporated  by  reference  in Item 7  hereof are  included as part of
               Exhibit 13.1.........................................................................___
   21(5)       Subsidiary of First Cherokee Bancshares, Inc.........................................___
   23.1        Consent of Porter Keadle Moore, LLP..................................................___
   24          Power of attorney (See signature page to this Annual Report on Form 10-KSB)..........___
   27          Financial Data Schedule (For SEC use only) ..........................................___
   -------------------

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