Form 10QSB
period 1999-03-31
FIRST CHEROKEE BANCSHARES INC
filed 1999-05-12
CIK 841545

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

         (Mark One)
            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

X Yes      No

The number of shares outstanding of registrant's common stock par value $1.00 per share at March 31, 1999 was 553,804 shares.

Traditional Small Business Disclosure Format (check one): ___ Yes    X  No

                         First Cherokee Bancshares, Inc.
                           Consolidated Balance Sheet
                                 March 31, 1999
                                   (Unaudited)


                                     Assets

Cash & due from banks, including $6,801,818
     bearing interest                                              $10,191,216
Federal funds sold                                                   1,950,000
                                                                     ---------
          Total cash & cash equivalents                             12,141,216

Investment securities available for sale, at fair value                537,060

Loans, less allowance for loan losses
     of $1,599,348                                                  92,421,413
Premises and equipment, net                                          3,968,170
Accrued interest receivable and other assets                         6,070,635
                                                                     ---------
                    Total Assets                                  $115,138,494
                                                                  ============

                      Liabilities and Stockholders' Equity
Liabilities:
Deposits:
     Interest-bearing deposits                                     $90,885,865
     Noninterest-bearing deposits                                   15,249,596
                                                                    ----------
          Total deposits                                           106,135,461

Accrued interest payable and other liabilities                       1,467,503
                                                                     ---------
                    Total Liabilities                              107,602,964

Stockholders' Equity:
Common stock ($1 par value; 10,000,000
     shares authorized, 591,544 shares issued)                         591,544
Additional paid-in-capital                                           5,273,257
Retained earnings                                                    2,272,397
Treasury Stock (37,740 shares acquired
     at cost)                                                         (602,716)
Accumulated other comprehensive
     income, net of tax                                                  1,048
                                                                         -----
               Total Stockholders' Equity                            7,535,530
                                                                     ---------
                    Total Liabilities and Stockholders' Equity    $115,138,494
                                                                  ============

See notes to consolidated financial statements

                        First Cherokee Bancshares, Inc.
                       Consolidated Statements of Earnings
                      For the three months ended March 31,
                                   (Unaudited)

Interest income:                                          1999           1998
                                                          ----           ----
     Interest and fees on loans                        $2,237,192     $1,860,630
     Interest on investment securities                     11,116         12,166
     Interest on federal funds sold/overnight funds       121,944         44,516
                                                         --------         ------
          Total interest income                         2,370,252      1,917,312

Interest expense on deposits                            1,176,675        936,027
                                                       ----------        -------

Net interest income                                     1,193,577        981,285

Provision for loan losses                                  83,368         50,590
                                                          -------         ------

Net interest income after provision
     for loan losses                                    1,110,209        930,695
                                                       ----------        -------

Other income:
     Gain on sales of loans                               251,192        175,230
     Service charges on deposit accounts
      and other income                                    285,568        263,189
                                                         --------        -------
Total other income                                        536,760        438,419
                                                         --------        -------

Other expense:
     Salaries and employee benefits                       764,620        580,333
     Occupancy                                            206,552        135,516
     Other operating expense                              478,350        370,758
                                                         --------        -------
Total other expense                                     1,449,522      1,086,607
                                                       ----------      ---------

Earnings before income taxes                              197,447        282,507
Income Tax expense                                         79,080        106,800
                                                          -------        -------

Net earnings                                             $118,367       $175,707
                                                        =========       ========

Basic earnings per share                                    $0.21          $0.30
                                                           ======          =====
Diluted earnings per share                                  $0.18          $0.26
                                                           ======          =====

See notes to consolidated financial statements

                         First Cherokee Bancshares, Inc.
                 Consolidated Statements of Comprehensive Income
                      For the three months ended March 31,
                                   (Unaudited)

                                                            1999          1998
                                                            ----          ----

Net earnings                                              $118,367      $175,707
Other comprehensive income, net of tax:
  Unrealized gains on securities available for sale:
    Unrealized gain (loss) arising during the period, net
      of tax of $735 and $105, respectively                 (1,185)          172
                                                            ------           ---

Other comprehensive income                                  (1,185)          172
                                                            ------           ---

Comprehensive income                                      $117,182      $175,879
                                                          ========      ========

See Notes to Consolidated Financial Statements

                         First Cherokee Bancshares, Inc.
                      Consolidated Statements of Cash Flows
                      For the three months ended March 31,
                                   (Unaudited)
                                                        1999           1998
                                                        ----           ----
Cash flows from operating activities:
Net earnings                                          $118,367       $175,707
Adjustments to reconcile net earnings to net cash
  provided (used) in operating activities:
    Depreciation, amortization and accretion            71,930         35,341
    Provision for loan losses                           83,368         50,590
    Change in accrued interest payable and
      other liabilities                                 54,135     (1,352,283)
    Change in accrued interest receivable and
      other assets                                    (656,261)      (539,834)
                                                      ---------      ---------
        Total adjustments                             (446,828)    (1,806,186)
                                                      ---------    -----------
        Net Cash used by operating activities         (328,461)    (1,630,479)

Cash flows from investing activities:
    Purchases of investment securities                       0       (500,000)
    Proceeds from maturities and calls of investment    13,122        510,076
      securities available for sale
    Net change in loans                             (7,332,878)      (894,215)
    Purchases of premises and equipment               (267,967)      (332,899)
                                                     ---------       ---------
        Net Cash used by investing activities       (7,587,723)    (1,217,038)

Cash flows from financing activities:
    Net change in deposits                           4,737,664      3,928,817
                                                     ---------      ---------
        Net Cash provided by financing activities    4,737,664      3,928,817

Net change in cash and cash equivalents             (3,178,520)     1,081,300
Beginning cash and cash equivalents                 15,319,736      5,832,924
                                                   -----------      ---------
Ending cash and cash equivalents                   $12,141,216     $6,914,224
                                                   ===========     ==========

Noncash investing activities:
    Change in accumulated other comprehensive
         income, net of tax                            ($1,185)          $172
    Transfer of loans to other real estate                  $0       $100,112

Supplemental disclosure of cash flow information:
    Interest Paid                                   $1,184,408       $948,833
    Income Taxes Paid                                       $0             $0

See notes to consolidated financial statements

                         FIRST CHEROKEE BANCSHARES, INC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 1999

NOTE (1) - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of First Cherokee Bancshares, Inc. (the "Company") and its wholly-owned subsidiary, First National Bank of Cherokee (the "Bank"). All significant accounts have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with current year presentation.

The accompanying unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the Company's financial position as of March 31, 1999, and the results of its operations and its cash flows for the three-month period then ended. All such adjustments are normal and recurring in nature. The financial statements included herein should be read in conjunction with the consolidated financial statements and the related notes and the report of independent accountants included in the Company's 1998 Annual Report on Form 10-KSB.

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

Reconciliation of the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share" for the periods ended March 31, 1999 and 1998 are as follows:


                   For the three months ended March 31, 1999:

                                    Net Earnings    Common Shares     Per Share
                                    (Numerator)     (Denominator)      Amount
                                    -----------------------------------------
Basic earnings per share               $118,367          553,804        $0.21
Effect of dilutive securities
                  Stock options               0           13,943
                  Warrants                    0           83,805
                                              -           ------
Diluted earnings per share             $118,367          651,552        $0.18
                                       ========          =======        =====


                   For the three months ended March 31, 1998

                                    Net Earnings    Common Shares     Per Share
                                    (Numerator)     (Denominator)      Amount
                                    -----------     -------------      ------
Basic earnings per share               $175,707          582,304        $0.30
Effect of dilutive securities
                  Stock options               0           11,506
                  Warrants                    0           78,454
                                             --           ------
Diluted earnings per share             $175,707          672,264        $0.26
                                       ========          =======        =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999

FORWARD LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-QSB and the exhibits hereto which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the "Act"). In addition, certain statements in future filings by the Company with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of the Company which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to:

(1) projections of revenues, income or loss,earnings or loss per share, the payment or non-payment of dividends, capital structure and other financial items;

(2) statements of plans and objectives of the Company or its management or Board of Directors, including those relating to products or services;

(3) statements of future economic performance; and

(4) statements of assumptions underlying such statements.

Words such as "believes,""anticipates," "expects," "intends," "targeted," and similar expressions areintended to identify forward-looking statements but are not the exclusive means of identifying such statements.

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

(10)the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board;

(11)changes in the Company's organization, compensation and benefit plans;

(12)the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and

(13)the success of the Company at managing the risks involved in the foregoing.

Forward-looking statements speak only as of the date on which they are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which a statement is made to reflect the occurrence of unanticipated events.

The following narrative should be read in conjunction with the Company's consolidated financial statements and the notes thereto.

FINANCIAL CONDITION

Total assets as of March 31, 1999 were $115.1 million compared to $110.2 million as of December 31, 1998. Assets of the Company increased approximately $4.9 million during the first quarter of 1999 as compared to an increase of approximately $2.8 million during the first quarter of 1998. This growth is due to normal business transactions.

Loans increased from $72.4 million at March 31, 1998 to $85.2 million at December 31, 1998 and $92.4 million at March 31, 1999. Management anticipates loan production will continue to increase during the remainder of the year. The following table presents major classifications of loans at March 31, 1999:

                                                                       % of
                                                                      Total
                                                  Total                Loan
                                                  Loans              Portfolio
         Commercial                           $   7,424,293             7.90%
         SBA - unguaranteed                      24,151,611            25.69%
         Real estate - mortgage                  39,755,588            42.28%
         Real estate - construction              16,673,911            17.73%
         Installment and other consumer           6,015,358             6.40%
                                              -------------            -----
           Total loans                           94,020,761           100.00%
                                                                     =======
           Less: Allowance for loan losses       (1,599,348)
                                                -----------
           Total net loans                      $92,421,413
                                                ===========


Net premises and equipment were $4.0 million at March 31, 1999 compared to $3.8 million at December 31, 1998. Other assets increased from $5.4 million as of December 31, 1998 to $6.0 million as of March 31, 1999. The increase is primarily attributable to the investment in life insurance benefits for certain officers of the Bank.

Total deposits were $106.1 million at March 31, 1999 compared to $101.4 million at December 31, 1998. As of March 31, 1999, interest-bearing deposits and non interest-bearing deposits were $90.9 million and $15.2 million, respectively. As of December 31, 1998, interest-bearing deposits and non interest-bearing deposits were $86.5 million and $14.9 million respectively.

A provision of $83,368 was added to the allowance for loan losses during the first quarter of 1999. The provision is primarily attributable to the increased level of loans at March 31, 1999 compared to prior periods. The allowance had a balance of $1,599,348 at March 31, 1999, representing 1.70% of loans. Chargeoffs were $1,953 while recoveries were $1,228 resulting in net chargeoffs of $725 during the first three months of 1999. Management believes this allowance is adequate to cover possible loan losses. The following table presents the activity in the allowance for the first quarter of 1999. At March 31, 1999, management determined that eight loans required specific reserves totaling $465,637. For allocation purposes, the Y2K risk factor identified by management is considered unallocated. The remaining allowance is allocated among the loan categories based on the relative percentage of the particular category to total loans and not according to risk.



                         FIRST CHEROKEE BANCSHARES, INC.
                    ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

       Balance, December 31, 1998                   $1,516,705

       Chargeoffs                                       (1,953)

       Recoveries                                        1,228

       Provision for Loan Losses                        83,368
                                                        ------

       Balance, March 31, 1999                      $1,599,348
                                                    ==========

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

At March 31, 1999, the Bank had twenty-one loans (made to thirteen borrowers) classified as nonaccrual totaling $1,351,106, all of which are secured by real estate, vehicles, equipment or inventory. The Bank's impaired loans consist of these nonaccrual loans that are either greater than 90 days delinquent as of March 31, 1999 or are classified as nonaccrual by management because the collection of interest from the borrower is doubtful. Specific reserves totaling $465,637 have been allocated on certain nonaccrual loans considered impaired. Interest income from impaired loans is recognized using a cash basis method of accounting for the time period during which the loans were impaired.If interest income on the total nonaccrual loans had been accrued, such income would have approximated $153,235 as of March 31, 1999. Interest income on such loans, recorded only when received, was approximately $15,474 for the first three months of 1999. As of March 31, 1999, the Bank had one property classified as Other Real Estate Owned, totaling $27,652. The ratio of loans past due 30 days or more to total loans was 1.97% at March 31, 1999 compared to 1.61% at December 31, 1998. There were no loans past due greater than 90 days that were on accrual status as of March 31, 1999 compared to one loan totaling $35,466 as of December 31, 1998. There were no restructured loans as of March 31, 1999 or December 31, 1998.

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

CAPITAL RESOURCES
At March 31, 1999, consolidated stockholders' equity was $7,535,530 or 6.54% of total assets compared to $7,239,778 or 8.01% of total assets at March 31, 1998. The Company's common stock had a book value of $13.61 per share at March 31, 1999 compared to a book value of $12.43 per share at March 31, 1998. At the end of the first quarter of 1999, the Company had approximately 500 stockholders of record.

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

The following table sets forth information with respect to the risk-based and leverage ratios for the Company and Bank at March 31, 1999 and 1998 compared to minimum ratios required by regulation.

                                                                                                To Be Well
                                                                                             Capitalized Under
                                                                     For Capital             Prompt Corrective
                                             Actual               Adequacy Purposes          Action Provisions
                                    -------------------------------------------------------------------------------
                                       Amount        Ratio       Amount        Ratio        Amount       Ratio
As of March 31, 1999:
  Total Capital (to Risk-Weighted Assets)
             Consolidated                  $8,608       9.18%        7,498         8.00%        9,373       10.00%
             Bank                          $9,146       9.76%        7,498         8.00%        9,373       10.00%
  Tier 1 Capital (to Risk-Weighted Assets)
             Consolidated                  $7,431       7.93%        3,749         4.00%        5,624        6.00%
             Bank                          $7,969       8.50%        3,749         4.00%        5,624        6.00%
  Tier 1 Capital (to Average Assets)
             Consolidated                  $7,431       6.50%        4,570         4.00%        5,712        5.00%
             Bank                          $7,969       6.98%        4,570         4.00%        5,712        5.00%

As of March 31, 1998:
  Total Capital (to Risk-Weighted Assets)
             Consolidated                  $7,689      10.33%        5,952         8.00%        7,444       10.00%
             Bank                          $7,701      10.35%        5,952         8.00%        7,444       10.00%
  Tier 1 Capital (to Risk-Weighted Assets)
             Consolidated                  $6,756       9.08%        2,952         4.00%        4,466        6.00%
             Bank                          $6,768       9.17%        2,952         4.00%        4,466        6.00%
  Tier 1 Capital (to Average Assets)
             Consolidated                  $6,756       7.64%        3,534         4.00%        4,420        5.00%
             Bank                          $6,768       7.66%        3,534         4.00%        4,420        5.00%

RESULTS OF OPERATIONS
The Company recognized earnings of $118,367 for the first quarter of 1999. In comparison, net earnings for the first quarter of 1998 were $175,707.

Net interest income for the first three months of 1999 was $1,193,577 as compared to $981,285 for the first three months of 1998. The average yield on earning assets for the first quarter of 1999 decreased to 9.51% as compared to 10.29% for the first quarter of 1998. The decrease is primarily due to the decrease in the prime lending rate. The average cost of funds on interest-bearing deposits decreased for the first three months of 1999 to 5.21%, as compared to 5.44% for the first three months of 1998. The improvement is primarily a result of the Bank's on-going effort to restructure the deposit base from higher rate institutional certificates of deposit to core deposits. Consequently, the net interest spread for the first three months of 1999 decreased to 4.30% compared to 4.85% for the first three months of 1998. The net interest spread is expected to remain stable for the remainder of the year.

Total other income for the first quarter of 1999 was $536,760 compared to $438,419 for the first quarter of 1998. This increase is primarily due to increased volume in loan sales.

The annualized ratio of operating expenses to average assets increased to 5.07% for the first three months of 1999 from 4.89% for the first three months of 1998. The increase in the number of personnel, primarily due to the addition of a third branch, and routine performance-based raises accounted for the increase.

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

The Company has identified the two most mission-critical information technology areas to be (1) the core processing system for loans, deposits, and general ledger, and (2) the wide area computer network. The existing core processing system was successfully tested by proxy in May 1998 and October 1998 and directly by the Company in August 1998. The wide area network has been tested successfully on two occasions, in July 1998 and August 1998, by the Company in a simulated Y2k environment. Additionally, independent testing by consultants has been performed.

The Company has identified the most significant non-information technology areas to be liquidity, customer impact including potential loan losses, and loss of power, telephone, and water. While the Company currently has a liquidity contingency plan, management will amend this plan in the future to address Y2k issues specifically. The Company has established a methodology for defining Y2k risk in the loan portfolio, including assessing the specific risk of each commercial customer with total debt in excess of $100,000. Currently, the allowance for loan losses includes a factor of approximately $46,000. This factor will be adjusted as necessary as information on the risk assessment of specific loans is completed. Y2k risk from deposit customers has been determined to be minimal and will be considered in the liquidity contingency plan. The Company has received written documentation from its local power, telephone and water companies assuring successful transition to the Year 2000.

The Company has identified third-parties with which it has a significant relationship to include its core processor and its correspondent bank. The core processing system has been successfully tested by proxy and directly by the Company. The Company's correspondent bank reports that its organization expects to achieve full Year 2000 compliance by July 1999.

The Company incurred approximately $50,000 in 1998 and has budgeted $50,000 in 1999 for Y2k issues. Based on information currently available, management does not believe that the Company will incur significant additional costs in connection with the Y2k issue. Nevertheless, there can be no assurance that all hardware and software that the Company uses will be Y2k compliant, and the Company cannot predict with any certainty the costs the Company will incur to respond to any Y2k issues. Further, the business of the Company's customers and vendors may be negatively affected by the Y2k issue, and any financial difficulties incurred by the Company's customers and vendors in solving Y2k issues could negatively affect their ability to perform their agreements with the Company. Therefore, even if the Company does not incur additional significant direct costs in connection with responding to the Y2k issue, there can be no assurance that the failure or delay of the Company's customers, vendors, or other third parties in addressing the Y2k issue or the costs involved in such process will not have a material adverse effect on the Company's business, financial condition and results of operations.

As a result of the successful completion of the majority of Y2k testing, the Company believes the risk from areas under its control to be minimal. While the worst case scenario could include a loss of power and/or loss of communications with its core processor, the Company is reasonably assured that this will not occur. The Company's contingency plan, to be completed and adopted shortly, will address these potential issues.

The Company has decided to change core processors in order to improve efficiencies from new technology. The decision to change is not associated with Y2k issues. After extensive investigation, the Company has chosen a new third-party vendor and anticipates that the conversion will occur during the second quarter of 1999. The new vendor has represented to the Company that it complies with Y2k regulatory requirements. The Company will perform required Y2k testing on the new system during the conversion period and immediately thereafter and anticipates continued compliance.

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

During the first quarter of 1999, a settlement of this litigation relieving the Bank of related liability was agreed to by all parties. The Bank's cost for the settlement of $100,000 was paid in April 1999. It is anticipated that the settlement cost will be recoverable by the Bank's bond company.

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

         Item 3. Defaults Upon Senior Securities - None

         Item 4. Submission of Matters to a Vote of Security  Holders - None

         Item 5. Other Information - None

         Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits

          Exhibit
          Number                   Description

          3.1(1)                   Articles of Incorporation
          3.2(2)                   Bylaws, as amended through March 29, 1994
          10.1(3)(4)               Employment Agreement (Carl Hames) dated May 11, 1995
          10.2(1)                  Form of Organizers' Stock Warrant Agreement
          10.3(1)                  Agreement for Lease/Purchase of Real Property for Bank Premises
          10.4(1)(3)               Form of Key Employee Stock Option Plan
          10.5(3)(5)               Form of Incentive Stock Option Certificate to Purchase Stock of First Cherokee Bancshares, Inc.,
                                   issued under the Key Employee Stock Option Plan effective October 13, 1998
          10.6(3)(5)               Form of Directors' Non-qualified Stock Option Agreement
          27                       Financial Data Schedule (for SEC use only) for quarter ended March 31, 1999

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

         (4) Incorporated herein by reference to Exhibit of the same number in the Company's Form 10-QSB for the period ended June
                  30, 1995.

         (5) Incorporated herein by reference to Exhibit of the same number in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

     b. The Company has not filed any reports on Form 8-K during the three months ended March 31, 1999.

         Item 7. Signatures - attached

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         FIRST CHEROKEE BANCSHARES, INC.
            (Registrant)

DATE: May 12, 1999                                    BY:  /s/Carl C. Hames, Jr.
      ------------                                        ----------------------
                                                              Carl C. Hames, Jr.
                                                       President & CEO/Principal
                                                               Executive Officer





DATE: May 12, 1999                                    BY:   /s/Kitty A. Kendrick
      ------------                                        ----------------------
                                                               Kitty A. Kendrick
                                                     Principal Financial Officer