Form 10QSB
period 1999-06-30
FIRST CHEROKEE BANCSHARES INC
filed 1999-08-13
CIK 841545

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

         (Mark One)
            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

X Yes      No

The number of shares outstanding of registrant's common stock par value $1.00 per share at June 30, 1999 was 586,070 shares.

Traditional Small Business Disclosure Format (check one): ___ Yes    X  No

                         First Cherokee Bancshares, Inc.
                           Consolidated Balance Sheet
                                  June 30, 1999
                                   (Unaudited)


                                     Assets

Cash & due from banks, including $772,925
   bearing interest                                                  $4,069,649
Federal funds sold                                                      850,000
                                                                        -------
          Total cash & cash equivalents                               4,919,649

Investment securities available for sale, at fair value                 522,315
Loans, less allowance for loan losses
   of $1,513,193                                                    102,081,585
Premises and equipment, net                                           4,291,805
Accrued interest receivable and other assets                          9,723,300
                                                                      ---------
                    Total Assets                                   $121,538,654
                                                                   ============

                      Liabilities and Stockholders' Equity

Liabilities:
Deposits:
     Interest-bearing deposits                                      $91,386,901
     Noninterest-bearing deposits                                    17,268,855
                                                                     ----------
          Total deposits                                            108,655,756
Accrued interest payable and other liabilities                        4,772,055
                                                                      ---------
                    Total Liabilities                               113,427,811
                                                                    -----------

Stockholders' Equity:
Common stock ($1 par value; 10,000,000
     shares authorized, 615,375 shares issued)                          615,375
Additional paid-in-capital                                            5,545,493
Retained earnings                                                     2,481,606
Treasury Stock (29,305 shares acquired
     at cost)                                                          (526,042)
Accumulated other comprehensive
     income, net of tax                                                  (5,589)
                                                                         ------
               Total Stockholders' Equity                             8,110,843
                                                                      ---------
                    Total Liabilities and Stockholders' Equity     $121,538,654
                                                                   ============

                    See notes to consolidated financial statements

                         First Cherokee Bancshares, Inc.
                       Consolidated Statements of Earnings
                        For the six months ended June 30,
                                   (Unaudited)

Interest income:                               1999                    1998
                                               ----                    ----
     Interest and fees on loans             $4,591,527              $3,912,521
     Interest on investment securities          21,436                  24,403
     Interest on federal funds sold/
              overnight funds                  157,426                 127,329
                                               -------                 -------
          Total interest income              4,770,389               4,064,253

Interest expense on deposits                 2,325,245               1,910,174
                                             ---------               ---------

Net interest income                          2,445,144               2,154,079

Provision for loan losses                      128,533                 273,110
                                               -------                 -------

Net interest income after provision
     for loan losses                         2,316,611               1,880,969
                                             ---------               ---------

Other income:
     Gain on sale of investment securities           0                       0
     Gain on sales of loans                    570,867                 761,091
     Service charges on deposit accounts
              and other income                 567,092                 543,432
                                               -------                 -------
Total other income                           1,137,959               1,304,523
                                             ---------               ---------

Other expense:
     Salaries and employee benefits          1,485,100               1,295,807
     Occupancy                                 428,664                 315,050
     Other operating expense                 1,014,150                 859,406
                                             ---------                 -------
Total other expense                          2,927,914               2,470,263
                                             ---------               ---------

Earnings before income taxes                   526,656                 715,229

Income Tax expense                             199,080                 272,300
                                               -------                 -------

Net earnings                                  $327,576                $442,929
                                              ========                ========

Basic earnings per share                         $0.58                   $0.77
                                                 =====                   =====
Diluted earnings per share                       $0.50                   $0.66
                                                 =====                   =====

                 See notes to consolidated financial statements

                         First Cherokee Bancshares, Inc.
                       Consolidated Statements of Earnings
                       For the three months ended June 30,
                                   (Unaudited)

Interest income:                               1999                    1998
                                               ----                    ----
     Interest and fees on loans             $2,354,335              $2,051,891
     Interest on investment securities          10,320                  12,237
     Interest on federal funds sold/
              overnight funds                   35,482                  82,813
                                               -------                  ------
          Total interest income              2,400,137               2,146,941

Interest expense on deposits                 1,148,570                 974,147
                                            ----------                 -------

Net interest income                          1,251,567               1,172,794

Provision for loan losses                       45,165                 222,520
                                               -------                 -------

Net interest income after provision
     for loan losses                         1,206,402                 950,274
                                             ---------                 -------

Other income:
     Gain on sale of investment securities           0                       0
     Gain on sales of loans                    319,675                 585,861
     Service charges on deposit accounts
          and other income                     281,524                 280,243
                                               -------                 -------
Total other income                             601,199                 866,104
                                               -------                 -------

Other expense:
     Salaries and employee benefits            720,480                 715,474
     Occupancy                                 222,112                 179,534
     Other operating expense                   535,800                 488,648
                                               -------                 -------
Total other expense                          1,478,392               1,383,656
                                             ---------               ---------

Earnings before income taxes                   329,209                 432,722

Income Tax expense                             120,000                 165,500
                                               -------                 -------

Net earnings                                  $209,209                $267,222
                                              ========                ========

Basic earnings per share                         $0.37                   $0.47
                                                 =====                   =====
Diluted earnings per share                       $0.32                   $0.40
                                                 =====                   =====

                 See notes to consolidated financial statements

                         First Cherokee Bancshares, Inc.
                 Consolidated Statements of Comprehensive Income
                        For the six months ended June 30,
                                   (Unaudited)

                                                     1999             1998
                                                     ----             ----
 Net earnings                                      $327,576         $442,929
 Other comprehensive income, net of tax:
  Unrealized gains on securities available for sale:
    Unrealized loss arising during the period, net
      of tax of $4,771 and $164, respectively        (7,822)            (269)
                                                     ------             ----
 Other comprehensive income                          (7,822)            (269)
                                                     ------             ----
 Comprehensive income                              $319,754         $442,660
                                                   ========         ========

                 See Notes to Consolidated Financial Statements

                         First Cherokee Bancshares, Inc.
                 Consolidated Statements of Comprehensive Income
                       For the three months ended June 30,
                                   (Unaudited)

                                                    1999              1998
                                                    ----              ----

 Net earnings                                      $209,209          $267,222
 Other comprehensive income, net of tax:
  Unrealized gains on securities available for sale:
    Unrealized loss arising during the period, net
      of tax of $4,049 and $269, respectively       (6,637)             (441)
                                                    ------              ----

 Other comprehensive income                         (6,637)             (441)
                                                    ------              ----

 Comprehensive income                             $202,572          $266,781
                                                  ========          ========

                 See Notes to Consolidated Financial Statements

                         First Cherokee Bancshares, Inc.
                      Consolidated Statements of Cash Flows
                        For the six months ended June 30,
                                   (Unaudited)

                                                     1999                 1998
                                                     ----                 ----
Cash flows from operating activities:
Net earnings                                       $327,576            $442,929
Adjustments to reconcile net earnings to net cash
  provided (used) in operating activities:
    Depreciation, amortization and accretion        160,344              83,142
    Provision for loan losses                       128,533             273,110
    Provision for losses on other real estate             0                   0
    Securities gains                                      0                   0
    Change in accrued interest payable and
      other liabilities                           3,358,687          (1,265,522)
    Change in accrued interest receivable and
      other assets                               (3,849,364)         (1,462,346)
                                                 ----------           ----------
        Total adjustments                          (201,800)         (2,371,616)
                                                   --------           ----------
        Net Cash provided (used) by
            operating activities                    125,776          (1,928,687)

Cash flows from investing activities:
    Purchases of investment securities                    0            (500,000)
    Proceeds from sale of investment securities           0                   0
    Proceeds from maturities and calls of
      investment securities available for sale       27,184             523,385
    Net change in loans                         (17,489,215)         (3,149,163)
    Purchases of premises and equipment            (694,532)           (587,947)
                                                   --------            --------
        Net Cash used by investing activities   (18,156,563)         (3,713,725)

Cash flows from financing activities:
    Net change in deposits                        7,257,959           8,679,355
    Proceeds from exercise of stock warrants        296,067                   0
    Proceeds from sale of treasury stock             76,674            (309,408)
                                                     ------            --------
        Net Cash provided by financing activities 7,630,700           8,369,947

Net change in cash and cash equivalents         (10,400,087)          2,727,535
Beginning cash and cash equivalents              15,319,736           5,832,924
                                                 ----------           ---------
Ending cash and cash equivalents                 $4,919,649          $8,560,459
                                                 ==========          ==========

Noncash investing activities:
    Change in accumulated other comprehensive
         income, net of tax                         ($7,822)              ($269)
    Transfer of loans to other real estate         $451,000            $100,112

Supplemental disclosure of cash flow information:
    Interest Paid                                $2,320,696          $1,915,899
    Income Taxes Paid                              $194,000                  $0

                 See notes to consolidated financial statements

                      FIRST CHEROKEE BANCSHARES, INC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 1999

NOTE (1) - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of First Cherokee Bancshares, Inc. (the "Company") and its wholly-owned subsidiary, First National Bank of Cherokee (the "Bank"). All significant accounts have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with current year presentation.

The accompanying unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the Company's financial position as of June 30, 1999, and the results of its operations and its cash flows for the six-month period then ended. All such adjustments are normal and recurring in nature. The financial statements included herein should be read in conjunction with the consolidated financial statements and the related notes and the report of independent accountants included in the Company's 1998 Annual Report on Form 10-KSB.

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

Reconciliation of the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share" for the periods ended June 30, 1999 and 1998 are as follows:

For the six months ended June 30, 1999:
---------------------------------------

                                    Net Earnings    Common Shares     Per Share
                                     (Numerator)    (Denominator)      Amount
                                     -----------    -------------      ------
Basic earnings per share               $327,576            564,574       $0.58
Effect of dilutive securities
                  Stock options               0              4,708
                  Warrants                    0             79,668
                                              -             ------
Diluted earnings per share             $327,576            648,950       $0.50
                                       ========            =======       =====


For the six months ended June 30, 1998:
---------------------------------------

                                    Net Earnings    Common Shares     Per Share
                                     (Numerator)    (Denominator)      Amount
                                     -----------    -------------      ------
Basic earnings per share               $442,929           577,055        $0.77
Effect of dilutive securities
                  Stock options               0             9,357
                  Warrants                    0            80,916
                                              -            ------
Diluted earnings per share             $442,929           667,328        $0.66
                                       ========           =======        =====


For the three months ended June 30, 1999:
-----------------------------------------

                                    Net Earnings    Common Shares     Per Share
                                     (Numerator)    (Denominator)      Amount
                                     -----------    -------------      ------
Basic earnings per share               $209,209           565,001       $0.37
Effect of dilutive securities
                  Stock options               0             5,004
                  Warrants                    0            80,370
                                              -            ------
Diluted earnings per share             $209,209           650,375       $0.32
                                       ========           =======       =====


For the three months ended June 30, 1998:
----------------------------------------

                                    Net Earnings    Common Shares     Per Share
                                     (Numerator)    (Denominator)      Amount
                                     -----------    -------------      ------
Basic earnings per share               $267,222            571,864       $0.47
Effect of dilutive securities
                  Stock options               0             12,263
                  Warrants                    0             80,916
                                              -             ------
Diluted earnings per share             $267,222            665,043       $0.40
                                       ========            =======       =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999

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

Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those in such statements. Risks and uncertainties that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

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

FINANCIAL CONDITION

Total assets as of June 30, 1999 were $121.5 million compared to $110.2 million as of December 31, 1998. Assets of the Company increased approximately $6.4 million during the second quarter of 1999 as compared to an increase of approximately $4.9 million during the first quarter of 1999. This growth is due to normal business transactions.

Loans increased from $85.2 million at December 31, 1998 to $102.1 million at June 30, 1999. The following table presents major classifications of loans at June 30, 1999:

                                                                        % of
                                                                        Total
                                               Total                    Loan
                                               Loans                  Portfolio
                                               -----                  ---------
         Commercial                        $   8,859,369                 8.55%
         SBA - unguaranteed                   26,152,915                25.24%
         Real estate - mortgage               41,239,303                39.81%
         Real estate - construction           20,260,113                19.56%
         Installment and other consumer        7,083,078                 6.84%
                                           -------------                 -----
           Total loans                       103,594,778               100.00%
                                                                       =======
           Less: Allowance for loan losses    (1,513,193)
                                             -----------
           Total net loans                  $102,081,585
                                            ============


Net premises and equipment were $4.3 million at June 30, 1999 compared to $3.8 million at December 31, 1998. Other assets increased from $4.7 million as of December 31, 1998 to $9.7 million as of June 30, 1999. The increase was primarily attributable to SBA guarantees of approximately $2.5 million on sold SBA loans pending cash receipt as of June 30, 1999 as compared to $0 as of December 31, 1998. Cash is normally received within fourteen days of a sale. Additionally, other assets increased due to the investment in life insurance benefits for certain officers of the Bank.

Total deposits were $108.7 million at June 30, 1999 compared to $101.4 million at December 31, 1998. This growth is due to normal business transactions. As of June 30, 1999, interest-bearing deposits and non interest-bearing deposits were $91.4 million and $17.3 million, respectively. As of December 31, 1998, interest-bearing deposits and non interest-bearing deposits were $86.5 million and $14.9 million, respectively.

A provision of $128,533 was added to the allowance for loan losses during the first two quarters of 1999. The provision is primarily attributable to the increased level of loans at June 30, 1999 compared to prior periods. The allowance had a balance of $1,513,193 at June 30, 1999, representing 1.46% of loans. Chargeoffs were $133,962, while recoveries were $1,917 resulting in net chargeoffs of $132,045 during the first six months of 1999. The chargeoffs were attributable to three separate loans. Management believes the allowance is adequate to cover possible loan losses. The following table presents the activity in the allowance for the first two quarters of 1999. At June 30, 1999, management determined that seven loans required specific reserves totaling $441,369. For allocation purposes, the Y2K risk factor identified by management is considered unallocated. The remaining allowance is allocated among the loan categories based on the relative percentage of the particular category to total loans and not according to risk.



                         FIRST CHEROKEE BANCSHARES, INC.
                    ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

       Balance, December 31, 1998                                 $1,516,705

       Chargeoffs                                                   (133,962)

       Recoveries                                                      1,917

       Provision for Loan Losses                                     128,533
                                                                     -------

       Balance, June 30, 1999                                     $1,513,193
                                                                  ==========



NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS
At June 30, 1999, the Bank had seventeen loans classified as nonaccrual totaling $786,480, all of which are secured by real estate, vehicles, equipment or inventory. The Bank's impaired loans consist of these nonaccrual loans that are either greater than 90 days delinquent as of June 30, 1999 or are classified as nonaccrual by management because the collection of interest from the borrower is doubtful. Specific reserves totaling $441,369 have been allocated on certain nonaccrual loans considered impaired. Interest income from impaired loans is recognized using a cash basis method of accounting for the time period during which the loans were impaired. If interest income on the total nonaccrual loans had been accrued, such income would have approximated $261,765 as of June 30, 1999. Interest income on such loans, recorded only when received, was approximately $27,235 for the first six months of 1999. As of June 30, 1999, the Bank had two properties classified as Other Real Estate Owned, totaling $478,652. The ratio of loans past due 30 days or more to total loans was .81% at June 30, 1999 compared to 1.61% at December 31, 1998. There were no loans past due greater than 90 days that were on accrual status as of June 30, 1999 compared to one loan totaling $35,466 as of December 31, 1998. There were no restructured loans as of June 30, 1999 or December 31, 1998.

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

CAPITAL RESOURCES
At June 30, 1999, consolidated stockholders' equity was $8,110,843 or 6.67% of total assets compared to $7,418,348 or 6.73% of total assets at December 31, 1998. Warrants and options exercised during the quarter resulted in the issue of 23,831 new shares and the Bank's 401k plan purchased 8,435 shares from treasury stock. The Company's common stock had a book value of $13.84 per share at June 30, 1999 compared to a book value of $13.40 per share at December 31, 1998. At the end of the second quarter of 1999, the Company had approximately 500 stockholders of record.

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

The following table sets forth information with respect to the risk-based and leverage ratios for the Company and Bank at June 30, 1999 and 1998 compared to minimum ratios required by regulation.

                                                                                                To Be Well
                                                                                             Capitalized Under
                                                                     For Capital             Prompt Corrective
                                             Actual               Adequacy Purposes          Action Provisions
                                    -------------------------------------------------------------------------------
                                       Amount        Ratio       Amount        Ratio        Amount       Ratio
As of June 30, 1999:
  Total Capital (to Risk-Weighted Assets)
             Consolidated                  $9,316       9.02%        8,262         8.00%       10,327       10.00%
             Bank                         $10,341      10.01%        8,262         8.00%       10,327       10.00%
  Tier 1 Capital (to Risk-Weighted Assets)
             Consolidated                  $8,022       7.77%        4,131         4.00%        6,196        6.00%
             Bank                          $9,047       8.76%        4,131         4.00%        6,196        6.00%
  Tier 1 Capital (to Average Assets)
             Consolidated                  $8,022       6.89%        4,658         4.00%        5,822        5.00%
             Bank                          $9,047       7.77%        4,658         4.00%        5,822        5.00%

As of June 30, 1998:
  Total Capital (to Risk-Weighted Assets)
             Consolidated                  $7,330       9.67%        6,062         8.00%        7,578       10.00%
             Bank                          $7,631      10.07%        6,062         8.00%        7,578       10.00%
  Tier 1 Capital (to Risk-Weighted Assets)
             Consolidated                  $6,382       8.42%        3,031         4.00%        4,547        6.00%
             Bank                          $6,683       8.82%        3,031         4.00%        4,547        6.00%
  Tier 1 Capital (to Average Assets)
             Consolidated                  $6,382       6.93%        3,682         4.00%        4,602        5.00%
             Bank                          $6,683       7.26%        3,682         4.00%        4,602        5.00%


RESULTS OF OPERATIONS
The Company recognized earnings of $327,576 for the first two quarters of 1999. In comparison, net earnings for the first two quarters of 1998 were $442,929.

Net interest income for the first six months of 1999 was $2,445,144 as compared to $2,154,079 for the first six months of 1998. The average yield on earning assets for the first two quarters of 1999 decreased to 9.39% as compared to 10.50% for the first two quarters of 1998. The decrease is primarily due to lower prime lending rates during the first half of 1999 as compared to prime lending rates during the first half of 1998. Also, during the first half of 1998, approximately $70,000 was collected on nonaccrual loans which increased the yield during that period. The average cost of funds on interest-bearing deposits decreased for the first six months of 1999 to 5.12%, as compared to 5.41% for the first six months of 1998. The improvement is primarily a result of the Bank's on-going effort to restructure the deposit base from higher rate institutional certificates of deposit to core deposits. Consequently, the net interest spread for the first six months of 1999 decreased to 4.27% compared to 5.09% for the first six months of 1998.

Total other income for the first half of 1999 was $1,137,959 compared to $1,304,523 for the first half of 1998. The decrease is primarily due to decreased premiums from the sale of SBA loans.

Total other expense for the first half of 1999 was $2,927,914 compared to $2,470,263 for the first half of 1998. The increase is primarily due to data processing costs relative to the change in core systems during April 1999. Although monthly operating costs have remained stable, deconversion costs from the former system are being written off during 1999. Additionally, personnel and occupancy expenses have increased due to the opening of the Bank's third branch in June 1998.

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

The Company has identified the two most mission-critical information technology areas to be (1) the core processing system for loans, deposits, and general ledger, and (2) the wide area computer network. The Company successfully converted to a new core processor during April 1999 in order to improve efficiencies from new technology. Proxy testing performed by the core processor and the service bureau was accepted by the Company. Management reviewed the test results and believe the software is Y2k compliant.

The Company has identified the most significant non-information technology areas to be liquidity, customer impact including potential loan losses, and loss of power, telephone, and water. Management has amended its liquidity contingency plan to address Y2k issues specifically. The Company has established a methodology for defining Y2k risk in the loan portfolio, including assessing the specific risk of each commercial customer with total debt in excess of $100,000. Currently, the allowance for loan losses includes a factor of approximately $51,000 based on the assessment of loans currently in the portfolio. This factor will be adjusted as necessary as changes occur in the portfolio. Y2k risk from deposit customers has been determined to be minimal and is considered in the liquidity contingency plan. The Company has received written documentation from its local power, telephone and water companies assuring successful transition to the Year 2000. The Company has also approved a business resumption contingency plan.

The Company has identified third-parties with which it has a significant relationship to include its core processor and its correspondent bank. The core processing system has been successfully tested by proxy. The Company's correspondent bank reports that its organization has achieved full Year 2000 compliance.

The Company has incurred approximately $10,000 during the first half of 1999 toward Y2K issues and has $40,000 remaining in the 1999 budget for future Y2k expenses. Based on information currently available, management does not believe that the Company will incur significant additional costs in connection with the Y2k issue. Nevertheless, management cannot assure that all hardware and software that the Company uses will be Y2k compliant, and the Company cannot predict with any certainty the costs the Company will incur to respond to any Y2k issues. Further, the business of the Company's customers and vendors may be negatively affected by the Y2k issue, and any financial difficulties incurred by the Company's customers and vendors in solving Y2k issues could negatively affect their ability to perform their agreements with the Company. Therefore, even if the Company does not incur additional significant direct costs in connection with responding to the Y2k issue, there can be no assurance that the failure or delay of the Company's customers, vendors, or other third parties in addressing the Y2k issue or the costs involved in such process will not have a material adverse effect on the Company's business, financial condition and results of operations.

As a result of the successful completion of the majority of Y2k testing, the Company believes the risk from areas under its control to be minimal. While the worst case scenario could include a loss of power and/or loss of communications with its core processor, the Company is reasonably assured that this will not occur. The Company's contingency plans address these potential issues.

PART II - OTHER INFORMATION

         Item 1. Legal Proceedings

The Bank was a named Defendant in an Amended and Consolidated Bankruptcy Adversary Proceeding in the United States Bankruptcy Court,Northern District of Georgia, Atlanta Division, styled as follows: Issac LeaseCo, Inc. v. L. C. Smith Sales and Leasing, Inc., James W. Ballew, Lewis C. Smith, Ford Motor Credit, and First National Bank of Cherokee, USBR Northern District of Georgia Case Number:
96-6734. Issac LeaseCo, Inc. was an automobile wholesaler that did business with a customer of the Bank, L. C. Smith Sales and Leasing, Inc. ("Sales and Leasing"). Among other lending to Sales and Leasing and its Principals, the Bank had a secured floor plan lending arrangement for the financing of Sales and Leasing automobile inventory. The Consolidated Adversary Proceeding claims that Issac LeaseCo, Inc. was defrauded by Sales and Leasing and its Principals. The Bank is named in the litigation to establish the relevant lien rights on inventory supplied to Sales and Leasing through various arrangements with Issac LeaseCo, Inc. The Trustee also seeks to impose a Bankruptcy Code preference and/or State law constructive trust on proceeds that may have been received by the Bank. The Bank denied that any amounts were received by the Bank from the customers involved other than for loan payments, standard bank charges, or in payment for floor plan lending from the Bank.

During the second quarter of 1999, a settlement of this litigation was paid in the amount of $100,000 relieving the Bank of related liability. The Bank has recorded the settlement as an other asset because it is anticipated that the settlement cost will be recoverable by the Bank's bond company.

Neither the Company nor the Bank is a party to any pending legal proceedings which management believes would have a material effect upon the operations or financial condition of the Company or the Bank.


         Item 2. Changes in Securities and Use of Proceeds - None

         Item 3. Defaults Upon Senior Securities - None

         Item 4. Submission of Matters to a Vote of Security  Holders - None
                 (a)An Annual Shareholders Meeting was held on April 28, 1999.
                 (b)All of the thirteen  incumbent  directors  were elected to serve one-year terms until the annual meeting of shareholders in 2000. The following table sets forth the number of votes cast for and withheld with respect to each nominated Director. There were no abstentions or broker non-votes.

         Name of Nominee            Votes for              Votes Withheld
         ---------------            ---------              --------------
         Alan D. Bobo                336,447                    35,000
         Elwin K. Bobo               336,447                    35,000
         Michael A. Edwards          336,447                    35,000
         J. Stanley Fitts            336,447                    35,000
         Russell L. Flynn            336,447                    35,000
         Carl C. Hames, Jr.          336,172                    35,275
         C. Garry Haygood            336,337                    35,110
         Thomas D. Hopkins           330,837                    40,610
         Bobby R. Hubbard            336,447                    35,000
         R. O. Kononen, Jr.          336,447                    35,000
         Dennis M. Lord              336,447                    35,000
         Larry R. Lusk               334,797                    36,650
         Dr. Stuart R. Tasman        336,447                    35,000

                 (c)The First  Cherokee  Bancshares,  Inc. 1999 Stock Option
                    Plan was approved. Of 371,447 shares of Company common stock eligible to be voted, 322,862 voted for approval, 48,035 voted against approval, and 550 abstained.

Pursuant to Rule 14a-4(c)(1) promulgated under the Securities Exchange
Act of 1934, as amended, shareholders desiring to present a proposal for consideration at the Company's 2000 Annual Meeting of Shareholders must notify the Company in writing at its principal office at 9860 Highway 92, Woodstock, Ga. 30188, of the contents of such proposal no later than November 19, 1999. Failure to timely submit such a proposal will enable the proxies appointed by management to exercise their discretionary voting authority when the proposal is raised at the Annual Meeting of Shareholders without any discussion of the matter in the proxy statement.

         Item 5. Other Information - None

         Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits

          Exhibit
          Number                   Description

          3.1(1)            Articles of Incorporation
          3.2(2)            Bylaws, as amended through March 29, 1994
          10.1(3)(4)        Employment Agreement (Carl Hames) dated May 11, 1995
          10.2(1)           Form of Organizers' Stock Warrant Agreement
          10.3(1)           Agreement for Lease/Purchase of Real Property for
                            Bank Premises
          10.4(1)(3)        Form of Key Employee Stock Option Plan
          10.5(3)(5)        Form of Incentive Stock Option Certificate to
                            Purchase Stock of First Cherokee Bancshares, Inc.,
                            issued under the Key Employee Stock Option Plan
                            effective October 13, 1988
          10.6(3)(5)        Form of Directors' Non-Qualified Stock Option
                            Agreement
          27                Financial Data Schedule (for SEC use only) for
                            quarter ended June 30, 1999

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

         b. The Company has not filed any reports on Form 8-K during the six months ended June 30, 1999.

         Item 7. Signatures - attached

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 FIRST CHEROKEE BANCSHARES, INC.
                                                                    (Registrant)

DATE: August 13, 1999                                 BY:  /s/Carl C. Hames, Jr.
      ---------------                                     ----------------------
                                                              Carl C. Hames, Jr.
                                                       President & CEO/Principal
                                                               Executive Officer

DATE: August 13, 1999                                 BY:   /s/Kitty A. Kendrick
      ---------------                                     ----------------------
                                                               Kitty A. Kendrick
                                                     Principal Financial Officer