Form 10QSB
period 1999-09-30
FIRST CHEROKEE BANCSHARES INC
filed 1999-11-12
CIK 841545

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

         (Mark One)
            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

X Yes      No

The number of shares outstanding of registrant's common stock par value $1.00 per share at September 30, 1999 was 588,420 shares.

Traditional Small Business Disclosure Format (check one): ___ Yes    X  No

                         First Cherokee Bancshares, Inc.
                           Consolidated Balance Sheet
                               September 30, 1999
                                   (Unaudited)


                           Assets
Cash & due from banks, including $800,011
     bearing interest                                                 $4,671,197
Federal funds sold                                                       500,000
                                                                         -------
          Total cash & cash equivalents                                5,171,197
Investment securities available for sale,
     at fair value                                                       682,811
Loans, less allowance for loan losses
     of $1,374,175                                                   100,795,304
Premises and equipment, net                                            4,291,961
Accrued interest receivable and other assets                           8,528,745
                                                                       ---------
                    Total Assets                                    $119,470,018
                                                                    ============

            Liabilities and Stockholders' Equity
Liabilities:
Deposits:
     Interest-bearing deposits                                       $90,681,334
     Noninterest-bearing deposits                                     17,337,474
                                                                      ----------
          Total deposits                                             108,018,808
Accrued interest payable and other liabilities                         3,000,738
                                                                       ---------
                    Total Liabilities                                111,019,546
                                                                     -----------

Stockholders' Equity:
Common stock ($1 par value; 10,000,000
     shares authorized, 617,725 shares issued)                           617,725
Additional paid-in-capital                                             5,564,529
Retained earnings                                                      2,800,033
Treasury Stock (29,305 shares acquired
     at cost)                                                          (526,042)
Accumulated other comprehensive
     loss, net of tax                                                    (5,773)
                                                                         ------
               Total Stockholders' Equity                              8,450,472
                                                                       ---------
                    Total Liabilities and Stockholders' Equity      $119,470,018
                                                                    ============

       See notes to consolidated financial statements

                         First Cherokee Bancshares, Inc.
                       Consolidated Statements of Earnings
                     For the nine months ended September 30,
                                   (Unaudited)

Interest income:                                       1999              1998
                                                       ----              ----
     Interest and fees on loans                     $7,188,983        $5,920,810
     Interest on investment securities                  32,934            36,533
     Interest on federal funds sold/overnight funds    180,839           238,418
                                                       -------           -------
          Total interest income                      7,402,756         6,195,761

Interest expense on deposits                         3,523,661         2,937,749
                                                     ---------         ---------

Net interest income                                  3,879,095         3,258,012

Provision for loan losses                              140,019           374,921
                                                       -------           -------

Net interest income after provision
     for loan losses                                 3,739,076         2,883,091
                                                     ---------         ---------

Other income:
     Gain on sale of investment securities                   0                 0
     Gain on sales of loans                            919,698         1,029,760
     Service charges on deposit accounts
          and other income                             904,694           774,001
     Gain on sale of other assets                            0            40,036
                                                             -            ------
Total other income                                   1,824,392         1,843,797
                                                     ---------         ---------

Other expense:
     Salaries and employee benefits                  2,255,293         2,022,948
     Occupancy                                         657,459           506,784
     Other operating expense                         1,618,633         1,288,336
                                                     ---------         ---------
Total other expense                                  4,531,385         3,818,068
                                                     ---------         ---------

Earnings before income taxes                         1,032,083           908,820

Income Tax expense                                     386,080           348,015
                                                       -------           -------

Net earnings                                          $646,003          $560,805
                                                      ========          ========

Basic earnings per share                                 $1.13             $0.98
                                                         =====             =====
Diluted earnings per share                               $0.99             $0.85
                                                         =====             =====

                 See notes to consolidated financial statements

                         First Cherokee Bancshares, Inc.
                       Consolidated Statements of Earnings
                    For the three months ended September 30,
                                   (Unaudited)

Interest income:                                       1999              1998
                                                       ----              ----
     Interest and fees on loans                     $2,597,456        $2,008,289
     Interest on investment securities                 $11,498            12,130
     Interest on federal funds sold/overnight funds    $23,413           111,089
                                                       -------           -------
          Total interest income                      2,632,367         2,131,508

Interest expense on deposits                        $1,198,416         1,027,575
                                                    ----------         ---------

Net interest income                                  1,433,951         1,103,933

Provision for loan losses                               11,486           101,811
                                                        ------           -------

Net interest income after provision
     for loan losses                                 1,422,465         1,002,122
                                                     ---------         ---------

Other income:
     Gain on sale of investment securities                   0                 0
     Gain on sales of loans                            348,831           268,669
     Service charges on deposit accounts
          and other income                             337,602           230,569
     Gain on sale of other assets                            0            55,807
                                                             -            ------
Total other income                                     686,433           555,045
                                                       -------           -------

Other expense:
     Salaries and employee benefits                    770,193           727,141
     Occupancy                                         228,795           191,734
     Other operating expense                           604,483           444,701
                                                       -------           -------
Total other expense                                  1,603,471         1,363,576
                                                     ---------         ---------

Earnings before income taxes                           505,427           193,591

Income Tax expense                                     187,000            75,715
                                                       -------            ------

Net earnings                                          $318,427          $117,876
                                                      ========          ========

Basic earnings per share                                 $0.54             $0.21
                                                         =====             =====
Diluted earnings per share                               $0.47             $0.18
                                                         =====             =====

                 See notes to consolidated financial statements

                         First Cherokee Bancshares, Inc.
                 Consolidated Statements of Comprehensive Income
                     For the nine months ended September 30,
                                   (Unaudited)

                                                               1999       1998
                                                               ----       ----

Net earnings                                                 $646,003   $560,805
Other comprehensive income, net of tax:
  Unrealized gains (losses) on securities available for sale:
    Unrealized gains (losses) arising during the period, net
      of tax of $4,964 and $667, respectively                  (8,006)     1,093
                                                               ------      -----
Other comprehensive income                                    637,997    561,898
                                                              -------    -------

Comprehensive income                                         $637,997   $561,898
                                                             ========   ========

                 See Notes to Consolidated Financial Statements

                         First Cherokee Bancshares, Inc.
                 Consolidated Statements of Comprehensive Income
                    For the three months ended September 30,
                                   (Unaudited)

                                                               1999       1998
                                                               ----       ----

Net earnings                                                 $318,427   $117,876
Other comprehensive income, net of tax:
  Unrealized gains (losses) on securities available for sale:
    Unrealized gains (losses) arising during the period, net
      of tax of $4,115 and $831, respectively                  (6,637)     1,362
                                                               ------      -----
Other comprehensive income                                    311,790    119,238
                                                              -------    -------

Comprehensive income                                         $311,790   $119,238
                                                             ========   ========

                 See Notes to Consolidated Financial Statements

                         First Cherokee Bancshares, Inc.
                      Consolidated Statements of Cash Flows
                     For the nine months ended September 30,
                                   (Unaudited)
                                                        1999             1998
                                                        ----             ----
Cash flows from operating activities:
Net earnings                                          $646,003         $560,805
Adjustments to reconcile net earnings to net cash
  provided (used) in operating activities:
    Depreciation, amortization and accretion           252,067          147,883
    Provision for loan losses                          140,019          374,921
    Provision for losses on other real estate                0                0
    Securities gains                                         0                0
    Change in accrued interest payable and
      other liabilities                              1,587,370         (956,813)
    Change in accrued interest receivable and
      other assets                                  (3,097,246)         (39,373)
                                                    ----------          -------
        Total adjustments                           (1,117,790)        (473,382)
                                                    ----------         --------
        Net Cash provided (used) by operating
        activities                                    (471,787)          87,423

Cash flows from investing activities:
    Purchases of investment securities                       0         (500,000)
    Proceeds from sale of investment securities              0                0
    Proceeds from maturities and calls of investment  (126,650)         533,102
      securities available for sale
    Net change in loans                            (15,763,420)      (7,668,779)
    Purchases of premises and equipment               (801,820)        (647,348)
                                                      --------         --------
        Net Cash used by investing activities      (16,691,890)      (8,283,025)

Cash flows from financing activities:
    Net change in deposits                           6,621,011       12,253,981
    Proceeds from exercise of stock warrants           317,453                0
    Proceeds from sale of treasury stock                76,674         (518,716)
                                                        ------         --------
        Net Cash provided by financing activities    7,015,138       11,735,265

Net change in cash and cash equivalents            (10,148,539)       3,539,663
Beginning cash and cash equivalents                 15,319,736        5,832,924
                                                    ----------        ---------
Ending cash and cash equivalents                    $5,171,197       $9,372,587
                                                    ==========       ==========

Noncash investing activities:
    Change in accumulated other comprehensive
         income, net of tax                            ($8,006)          $1,093
    Transfer of loans to other real estate                  $0         $100,112

Supplemental disclosure of cash flow information:
    Interest Paid                                   $3,457,019       $2,955,138
    Income Taxes Paid                                 $271,000         $160,000

                 See notes to consolidated financial statements

                         FIRST CHEROKEE BANCSHARES, INC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 1999

Note (1) - Basis of Presentation

The consolidated financial statements include the accounts of First Cherokee Bancshares, Inc. (the "Company") and its wholly-owned subsidiary, First National Bank of Cherokee (the "Bank"). All significant accounts have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with current year presentation.

The accompanying unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the Company's financial position as of September 30, 1999 and the results of its operations and its cash flows for the nine-month period then ended. All such adjustments are normal and recurring in nature. The financial statements included herein should be read in conjunction with the consolidated financial statements and the related notes and the report of independent accountants included in the Company's 1998 Annual Report on Form 10-KSB.

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

Reconciliation of the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share" for the periods ended September 30, 1999 and 1998 are as follows:

For the nine months ended September 30, 1999:
---------------------------------------------

                                     Net Earnings    Common Shares     Per Share
                                      (Numerator)    (Denominator)      Amount
                                      -----------    -------------      ------
Basic earnings per share                $646,003            569,227      $1.13
Effect of dilutive securities
                  Stock options                0              5,093
                  Warrants                     0             79,405
                                               -             ------
Diluted earnings per share              $646,003            653,725      $0.99
                                        ========            =======      =====

                  For the nine months ended September 30, 1998

                                     Net Earnings    Common Shares     Per Share
                                      (Numerator)    (Denominator)      Amount
                                      -----------    -------------      ------
Basic earnings per share                $560,805            572,103      $0.98
Effect of dilutive securities
                  Stock options                0             10,333
                  Warrants                     0             80,851
                                               -             ------
Diluted earnings per share              $560,805            663,287      $0.85
                                        ========            =======      =====


For the three months ended September 30, 1999:
----------------------------------------------

                                     Net Earnings    Common Shares     Per Share
                                      (Numerator)    (Denominator)      Amount
                                      -----------    -------------      ------
Basic earnings per share               $318,427            587,303      $0.54
Effect of dilutive securities
                  Stock options               0              5,675
                  Warrants                    0             79,379
                                              -             ------
Diluted earnings per share             $318,427            672,357      $0.47
                                       ========            =======      =====

For the three months ended September 30, 1998
---------------------------------------------

                                     Net Earnings    Common Shares     Per Share
                                      (Numerator)    (Denominator)      Amount
                                      -----------    -------------      ------
Basic earnings per share               $117,876            562,358      $0.21
Effect of dilutive securities
                  Stock options               0             13,353
                  Warrants                    0             83,130
                                              -             ------
Diluted earnings per share             $117,876            658,841      $0.18
                                       ========            =======      =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

Forward Looking Statements

Certain statements contained in this Quarterly Report on Form 10-QSB and the exhibits to this Quarterly Report which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the "Act"). In addition, certain statements in future filings by the Company with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of the Company which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to:

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

Financial Condition

Total assets as of September 30, 1999 were $119.5 million compared to $110.2 million as of December 31, 1998. Assets of the Company decreased approximately $2.1 million during the third quarter of 1999 as compared to increases of approximately $4.9 million and $6.4 million during the first and second quarters of 1999, respectively. The decrease is primarily due to the sale of approximately $6.1 million in loan participations during the third quarter. The loan participations were sold in order to control growth for both capital and liquidity purposes. Had the participations not been sold, the increase in assets would have been approximately $4 million.

Loans increased from $85.2 million at December 31, 1998 to $100.8 million at September 30, 1999. The following table presents major classifications of loans at September 30, 1999:

                                                                      % of
                                                                      Total
                                              Total                   Loan
                                              Loans                   Portfolio
                                              -----                   ---------
         Commercial                     $   8,609,648                  8.43%
         SBA - unguaranteed                25,896,067                 25.34%
         Real estate - mortgage            41,599,558                 40.72%
         Real estate - construction        18,095,888                 17.71%
         Installment and other consumer     7,968,318                  7.80%
                                          -------------             ---------
           Total loans                    102,169,479                100.00%
                                                                     =======
           Less: Allowance for loan losses (1,374,175)
                                           -----------
           Total net loans               $100,795,304
                                         ============



Net premises and equipment were $4.3 million at September 30, 1999 compared to $3.8 million at December 31, 1998. Other assets increased from $5.4 million as of December 31, 1998 to $8.5 million as of September 30, 1999. The increase was primarily attributable to SBA guarantees of approximately $2.0 million on sold SBA loans pending cash receipt as of September 30, 1999 as compared to $0 as of December 31, 1998. Cash is normally received within fourteen days of a sale. Additionally, other assets increased due to the investment in life insurance benefits for certain officers of the Bank.

Total deposits were $108.0 million at September 30, 1999 compared to $101.4 million at December 31, 1998. This growth is due to normal business transactions. As of September 30, 1999, interest-bearing deposits and non interest-bearing deposits were $90.7 million and $17.3 million, respectively. As of December 31, 1998, interest-bearing deposits and non interest-bearing deposits were $86.5 million and $14.9 million, respectively.

A provision of $140,019 was added to the allowance for loan losses during the first three quarters of 1999. The provision is primarily attributable to loan growth. The allowance had a balance of $1,374,175 at September 30, 1999, representing 1.35% of loans. Chargeoffs were $285,871 while recoveries were $3,322 resulting in net chargeoffs of $282,549 during the first nine months of 1999. Management believes this allowance is adequate to cover possible loan losses. The following table presents the activity in the allowance for the first three quarters of 1999. At September 30, 1999, management determined that no loans required specific reserves. For allocation purposes, the Y2K risk factor identified by management is considered unallocated. The remaining allowance is allocated among the loan categories based on the relative percentage of the particular category to total loans and not according to risk.



                         FIRST CHEROKEE BANCSHARES, INC.
                    ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

       Balance, December 31, 1998                           $1,516,705

       Chargeoffs                                             (285,871)

       Recoveries                                                3,322

       Provision for Loan Losses                               140,019
                                                               -------

       Balance, September 30, 1999                          $1,374,175
                                                            ==========



NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

At September 30, 1999, the Bank had nine loans classified as nonaccrual totaling $257,493, all of which are secured by real estate, vehicles, equipment or inventory. The Bank's impaired loans consist of these nonaccrual loans that are either greater than 90 days delinquent as of September 30, 1999 or are classified as nonaccrual by management because the collection of interest from the borrower is doubtful. No specific reserves were allocated on nonaccrual loans as of September 30, 1999. Interest income from impaired loans is recognized using a cash basis method of accounting for the time period during which the loans were impaired. If interest income on the total nonaccrual loans had been accrued, such income would have approximated $6,769 as of September 30, 1999. Interest income on such loans, recorded only when received, was approximately $45,575 for the first nine months of 1999. As of September 30, 1999, the Bank had one property classified as Other Real Estate Owned, totaling $27,652. The ratio of loans past due 30 days or more to total loans was 2.10% at September 30, 1999 compared to 1.61% at December 31, 1998. There was one loan totaling $990,689 past due greater than 90 days that was on accrual status as of September 30, 1999 which was brought current during October 1999. There was one loan totaling $35,466 past due greater than 90 days that was on accrual status as of December 31, 1998. There were no material restructured loans as of September 30, 1999 and no restructured loans as of December 31, 1998.

LIQUIDITY

The Company's primary sources of funds are increases in deposits, Federal Home Loan Bank advances, loan repayments, and sales and maturities of investments. Liquidity refers to the ability of the Company to meet its cash flow requirements and fund its commitments. The Company manages the levels, types, and maturities of earning assets in relation to the sources available to fund current and future needs to ensure that adequate funding will be available at all times. The Company monitors its compliance with regulatory liquidity requirements and anticipates that funding requirements will be satisfactorily met. As a precautionary measure, the Company sold $6.1 million in loan participations during the third quarter of 1999 in order to keep funding lines available for potential cash needs surrounding the new millennium.

CAPITAL RESOURCES

At September 30, 1999, consolidated stockholders' equity was $8,450,472 or 7.07% of total assets compared to $7,475,431 or 6.73% of total assets at December 31, 1998. Warrants exercised during the quarter resulted in the issue of 2,350 new shares. The Company's common stock had a book value of $14.36 per share at September 30, 1999 compared to a book value of $13.40 per share at December 31, 1998. At the end of the third quarter of 1999, the Company had approximately 500 stockholders of record.

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

The following table sets forth information with respect to the risk-based and leverage ratios for the Company and Bank at September 30, 1999 and 1998 compared to minimum ratios required by regulation.

                                                                                  To be Well
                                                                              Capitalized Under
                                                              For Capital     Prompt Corrective
                                             Actual        Adequacy Purposes  Action Provisions
                                        --------------------------------------------------------

                                         Amount    Ratio   Amount     Ratio    Amount   Ratio
As of September 30, 1999:
  Total Capital (to Risk-Weighted Assets)
             Consolidated                $9,634   9.54%     8,079     8.00%   10,099   10.00%
             Bank                       $10,657  10.55%     8,079     8.00%   10,099   10.00%
  Tier 1 Capital (to Risk-Weighted Assets)
             Consolidated                $8,370   8.29%     4,040     4.00%    6,059    6.00%
             Bank                        $9,393   9.30%     4,040     4.00%    6,059    6.00%
  Tier 1 Capital (to Average Assets)
             Consolidated                $8,370   6.87%     4,875     4.00%    6,094    5.00%
             Bank                        $9,393   7.71%     4,875     4.00%    6,094    5.00%

As of September 30, 1998:
  Total Capital (to Risk-Weighted Assets)
             Consolidated                $8,003   9.93%     6,447     8.00%    8,059   10.00%
             Bank                        $8,519  10.57%     6,447     8.00%    8,059   10.00%
  Tier 1 Capital (to Risk-Weighted Assets)
             Consolidated                $6,984   8.67%     3,224     4.00%    4,835    6.00%
             Bank                        $7,500   9.31%     3,224     4.00%    4,835    6.00%
  Tier 1 Capital (to Average Assets)
             Consolidated                $6,984   7.24%     3,859     4.00%    4,824    5.00%
             Bank                        $7,500   7.77%     3,859     4.00%    4,824    5.00%

RESULTS OF OPERATIONS
The Company recognized earnings of $646,003 for the first three quarters of 1999. In comparison, net earnings for the first three quarters of 1998 were $560,805.

Net interest income for the first nine months of 1999 was $3,879,095 as compared to $3,258,012 for the first nine months of 1998. The average yield on earning assets for the first three quarters of 1999 decreased to 9.80% as compared to 9.96% for the first three quarters of 1998. The decrease is primarily due to lower prime lending rates during the first three quarters of 1999 as compared to prime lending rates during the first three quarters of 1998. Also, during the first half of 1998, approximately $70,000 was collected on nonaccrual loans which increased the yield during that period. The average cost of funds on interest-bearing deposits decreased for the first nine months of 1999 to 4.96%, as compared to 5.42% for the first nine months of 1998. The improvement is primarily a result of the Bank's on-going effort to restructure the deposit base from higher rate institutional certificates of deposit to core deposits. Consequently, the net interest spread for the first six months of 1999 increased to 4.84% compared to 4.54% for the first nine months of 1998.

Total other income for the first three quarters of 1999 was $1,824,392 compared to $1,843,797 for the first three quarters of 1998. The decrease is primarily due to decreased premiums from the sale of SBA loans.

Total other expense for the first three quarters of 1999 was $4,531,385 compared to $3,818,068 for the first three quarters of 1998. The increase is primarily due to data processing costs relative to the change in core systems during April 1999. Although monthly operating costs have remained stable, deconversion costs from the former system are being written off during 1999. Additionally, personnel and occupancy expenses have increased due to the opening of the Bank's third branch in June 1998.

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

The Company has identified the two most mission-critical information technology areas to be (1) the core processing system for loans, deposits, and general ledger, and (2) the wide area computer network. The Company successfully converted to a new core processor during April 1999 in order to improve efficiencies from new technology. Proxy testing performed by the core processor and the service bureau was accepted by the Company. Management reviewed the test results and believes the software is Y2k compliant.

The Company has identified the most significant non-information technology areas to be liquidity, customer impact including potential loan losses, and loss of power, telephone, and water. Management has amended its liquidity contingency plan to address Y2k issues specifically. As a precautionary measure, the Company sold $6.1 million in loan participations during the third quarter of 1999 in order to keep funding lines available for potential cash needs surrounding the new millennium. The Company has established a methodology for defining Y2k risk in the loan portfolio, including assessing the specific risk of each commercial customer with total debt in excess of $100,000. Currently, the allowance for loan losses includes a factor of approximately $51,000 based on the assessment of loans currently in the portfolio. This factor will be adjusted as necessary as changes occur in the portfolio. Y2k risk from deposit customers has been determined to be minimal and is considered in the liquidity contingency plan. The Company has received written documentation from its local power, telephone and water companies assuring successful transition to the Year 2000. The Company has also approved a business resumption contingency plan.

The Company has identified third-parties with which it has a significant relationship to include its core processor and its correspondent bank. The core processing system has been successfully tested by proxy. The Company's correspondent bank reports that its organization has achieved full Year 2000 compliance.

The Company has incurred approximately $15,000 during the first nine months of 1999 toward Y2k issues and has $35,000 remaining in the 1999 budget for future Y2k expenses. Based on information currently available, management does not believe that the Company will incur significant additional costs in connection with the Y2k issue. Nevertheless, there can be no assurance that all hardware and software that the Company uses will be Y2k compliant, and the Company cannot predict with any certainty the costs the Company will incur to respond to any Y2k issues. Further, the business of the Company's customers and vendors may be negatively affected by the Y2k issue, and any financial difficulties incurred by the Company's customers and vendors in solving Y2k issues could negatively affect their ability to perform their agreements with the Company. Therefore, even if the Company does not incur additional significant direct costs in connection with responding to the Y2k issue, there can be no assurance that the failure or delay of the Company's customers, vendors, or other third parties in addressing the Y2k issue or the costs involved in such process will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

         Item 1. Legal Proceedings- None

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

         Item 4. Submission of Matters to a Vote of Security  Holders - None

         Item 5. Other Information - None

         Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits

          Exhibit
          Number                   Description
          ------                   -----------

          3.1(1)                   Articles of Incorporation
          3.2(2)                   Bylaws, as amended through March 29, 1994
          10.1(3)(4)               Employment Agreement (Carl Hames) dated
                                   May 11, 1995
          10.2(1)                  Form of Organizers' Stock Warrant Agreement
          10.3(1)                  Agreement for Lease/Purchase of Real Property
                                   for Bank Premises
          10.4(1)(3)               Form of Key Employee Stock Option Plan
          10.5(3)(5)               Form of Incentive Stock Option Certificate to
                                   Purchase Stock of First Cherokee Bancshares,
                                   Inc., issued under the Key Employee Stock
                                   Option Plan effective October 13, 1988
          10.6(3)(5)               Form of Directors' Non-Qualified Stock Option
                                   Agreement
          27                       Financial Data Schedule (for SEC use only)
                                   for quarter ended September 30, 1999

------------------------

         (1) Incorporated herein by reference to Exhibit of the same number in the Company's Registration Statement No.33-25075-A.

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

                  (b) The  Company  has not filed any reports on Form 8-K during the nine months ended September 30, 1999.

         Item 7. Signatures - attached

                                                     SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         FIRST CHEROKEE BANCSHARES, INC.
            (Registrant)

DATE: November 12, 1999                             BY:  /s/Carl C. Hames, Jr.
      -----------------                                 ----------------------
                                                            Carl C. Hames, Jr.
                                                    President & CEO/Principal
                                                            Executive Officer

DATE: November 12, 1999                             BY:  /s/Kitty A. Kendrick
      -----------------                                 ----------------------
                                                            Kitty A. Kendrick
                                                    Principal Financial Officer