Form 10KSB
period 1999-12-31
FIRST CHEROKEE BANCSHARES INC
filed 2000-03-30
CIK 841545

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1999


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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The registrant's revenues for the fiscal year ended December 31, 1999 were $12,562,229.

The aggregate market value of the voting stock held by nonaffiliates of the Registrant at March 17, 2000, was $7,081,782 based on an estimated market price of $18.125 per share. Market price was estimated based on the most recent sales price of the Common Stock.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of issuer's classes of common equity, as of the last practicable date:

The number of shares of the Registrant's Common Stock outstanding at March 17, 2000, was 745,949 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 1999 are incorporated by reference into Parts I and II of this report.

Portions of the Proxy Statement for the 2000 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant's 1999 fiscal year-end are incorporated by reference into Part III of this report.

Transitional Small Business Disclosure Format (check one): Yes _____ No X

                                     PART I
                                     ------
Item 1.  Description of Business.
---------------------------------
                               General Information
                               -------------------
First Cherokee Bancshares, Inc. (the "Company") was incorporated as a Georgia corporation on July 26, 1988, for the purpose of becoming a bank holding company by acquiring all of the common stock of First National Bank of Cherokee, Woodstock, Georgia (the "Bank"). The Company filed applications with the Board of Governors of the Federal Reserve System and the Georgia Department of Banking and Finance for prior approval to become a bank holding company. The Company received Federal Reserve approval on December 27, 1988, and Georgia Department approval on December 20, 1988. The Company became a bank holding company within the meaning of the federal Bank Holding Company Act of 1956, as amended and the Georgia Bank Holding Company Act upon the Company's acquisition of all of the common stock of the Bank on November 27, 1989. The Bank is currently the sole operating subsidiary of the Company.

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

                                   Competition
                                   -----------
The banking business is highly competitive. The Bank competes with other commercial banks, savings and loan associations, and financial institutions in its primary service area. Recent legislation, regulatory changes by the regulators of the various financial institutions, and competition from unregulated entities, has eliminated many traditional distinctions among commercial banks, thrift institutions and other providers of financial services. Consequently, competition among all financial institutions is virtually unlimited with respect to their legal ability and authority to provide most financial services.

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

                                    Deposits
                                    --------
The Bank offers a full range of deposit services typically available from financial institutions, including demand, savings and other time deposits ranging from money market accounts to long term certificates of deposit and individual retirement accounts. The Bank provides its customers with business, personal and overdraft lines of credit. It also provides merchants with Visa and MasterCard acceptance capabilities and customers with Visa and MasterCard credit cards. All deposit accounts are insured by the FDIC up to the maximum amount permitted by law.
                               Lending Activities
                               ------------------
The Bank's philosophy is to make loans, taking into consideration the interests of its shareholders, safety of the depositors' funds, preservation of Bank liquidity, welfare of the community and adherence to federal regulations. Loans will always be the major source of the Bank's income. Normal risk is associated with each category of loan offered by the Bank. The economy plays an important part in lending risks and these risks may be greater at times of economic downturns.

As of the end of 1999, the Bank's loan portfolio consisted of approximately 6% Consumer Loans, 8% Commercial Loans, 24% U.S. Small Business Administration ("SBA") - Unguaranteed portion of Loans, and 62% Commercial and Residential Real Estate and Construction Loans. The Bank's net loan-to-deposit ratio was approximately 99% as of December 31, 1999.

Total net loans as of December 31, 1999 were $109,209,866, with the percentage of 30 days or greater delinquent loans at year end at .96%. The percentage of substandard rated loans was 2.15% of total outstanding loans, which represented 21.05% of risk-based capital. No loans were considered impaired. As of December 31, 1999, the Bank had eleven borrowers in nonaccrual status totaling $338,825. During 1999, the loan loss provision was $143,135, and gross charge-offs totaled $324,546; recoveries during 1999 amounted to $3,397. The balance in the loan loss reserve account was $1,338,691, or 1.21% of loans, as of December 31, 1999.

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

COMMERCIAL LOANS. The Bank markets its commercial loans to parties whose demand for funds falls within the Bank's legal lending limits and who are existing or potential deposit customers of the Bank. This category includes loans made to individual, partnership or corporate borrowers and obtained for a variety of purposes. Risks associated with these loans can be significant. Risks include fraud, bankruptcy, economic downturn, deteriorated or non-existing collateral and changes in interest rates.

The Bank also makes commercial loans to small businesses where the SBA generally guarantees repayment of up to 75% of the loan amount, subject to certain other limitations. The Bank may sell the guaranteed portion of these loans to institutional investors in the secondary markets. On such loans, the Bank retains servicing rights and obligations on all the guaranteed portions sold. Risks associated with these loans include credit risk, e.g., fraud, bankruptcy, economic downturn, deteriorated or non-existing collateral and changes in interest rates, and operational risk, e.g., failure of the Bank to adhere to SBA funding and servicing requirements in order to secure and maintain the SBA guarantees and servicing rights.

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

                           Asset/Liability Management
                           --------------------------
The Bank's objective is to manage its assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies. Certain officers of the Bank are responsible for developing and monitoring policies and procedures to insure an acceptable asset/liability mix. Management's philosophy is to support asset growth primarily through growth of core deposits, which include deposits of all categories made by individuals, partnerships and corporations. Management of the Bank seeks to invest the largest portion of the Bank's assets in commercial and real estate related loans. The Bank's asset/liability mix is monitored on a timely basis. Management prepares a report reflecting interest-sensitive assets and interest-sensitive liabilities for the Bank's Board of Directors on a quarterly basis. Our objective is to manage interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on the Bank's earnings. See "Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Interest Rate Sensitivity."

                                    Employees
                                    ---------
At December 31, 1999, the Bank employed 69 full-time employees and 12 part-time employees. Certain executive officers of the Bank also serve as the officers of the Company. The Company does not have compensated employees. Neither the Company nor the Bank is a party to a collective bargaining agreement, and, in the opinion of management, the Bank enjoys satisfactory relations with its employees.

                 Selected Statistical Information of the Company
                 -----------------------------------------------
The following statistical information is provided for the Company for the years ended December 31, 1999 and December 31, 1998. This data should be read with the information incorporated by reference under the heading "Item 6 - Management's Discussion and Analysis of Financial Condition" and "Item 7 - Financial Statements" appearing elsewhere in this Report.

              Distribution of Assets, Liabilities and Stockholders'
                Equity; Interest Rates and Interest Differential

Average Balances and Net Interest Income Analysis
-------------------------------------------------
Table 1 below presents average balances of the Company on a consolidated basis and the interest earned and paid thereon during the years ended December 31, 1999 and 1998.
                                     TABLE 1

                                                           1999                                        1998
                                       ------------------------------------------------------------------------------------
                                                         Interest      Average                       Interest     Average
                                          Average        Income/       Yield/          Average        Income/      Yield/
                                          Balance        Expense        Cost           Balance        Expense       Cost
                                       --------------  -------------  ----------     -------------  ------------  ---------
ASSETS
Interest-Earning Assets
   Loan Portfolio (1)                    $98,568,066    $10,708,238      10.86%       $75,176,275    $8,809,126     11.72%
   Investment Securities (2)                 529,722         33,126       6.25%           697,800        38,566      5.53%
   Federal Funds Sold, Interest-Bearing
      Deposits and Other Investments       5,108,401        257,315       5.04%         7,208,238       382,305      5.30%
                                       --------------  -------------  ----------     -------------  ------------  ---------
        Total Interest-Earning Assets    104,206,189    $10,998,679      10.55%        83,082,313    $9,229,997     11.11%
Non-Earning Assets                        14,849,749                                   12,546,118
                                       --------------                                -------------
         Total Average Assets           $119,055,938                                  $95,628,431
                                       ==============                                =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-Bearing Liabilities
   Interest-Bearing Deposits:
      NOW Accounts                        $7,802,654       $179,872       2.31%        $5,832,606      $134,291      2.30%
      Money Market Accounts               11,075,780        439,480       3.97%         7,454,788       285,087      3.82%
      Savings                              3,684,209         91,079       2.47%         2,614,927        65,423      2.50%
      Time, $100,000 and Over             20,472,091      1,158,000       5.66%        15,774,440       944,889      5.99%
      Other Time                          47,982,685      2,708,461       5.64%        43,020,084     2,598,227      6.04%
                                       --------------  -------------  ----------     -------------  ------------  ---------
   Total Interest-Bearing Deposits        91,017,419     $4,576,892       5.03%        74,696,845    $4,027,917      5.39%
Note Payable and Other Borrowings          2,355,833        148,071       6.29%           401,072        28,288      7.05%
                                       --------------  -------------  ----------     -------------  ------------  ---------
Total Interest-Bearing Liabilities        93,373,252     $4,724,963       5.06%        75,097,917    $4,056,205      5.40%
Non Interest-Bearing Demand Deposits      16,639,224                                   12,563,963
Other Liabilities                            118,849                                      491,120
                                       --------------                                -------------
          Total Liabilities              110,131,325                                   88,153,000
Stockholders' Equity                       8,924,613                                    7,475,431
                                       --------------                                -------------
Total Average Liabilities and
   Stockholders' Equity                 $119,055,938                                  $95,628,431
                                       ==============                                =============

Net Average Earning Assets               $10,832,937                                   $7,984,396
Net Yield on Interest Earning Assets           6.02%                                        6.23%
Net Interest Rate Spread                       5.49%                                        5.71%
Net Interest Margin                       $6,273,716                                   $5,173,792

(1) When computing yields on interest-earning assets, non-accruing loans are included in average loan balances. Additionally, loan fees of $409,294 and $349,182 are included in interest income for the periods ending December 31, 1999 and 1998, respectively.

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


                                     TABLE 2

                                                       Year Ended December 31,                     Year Ended December 31,
                                                              1999 vs. 1998                             1998 vs. 1997
                                                              -------------                             -------------
                                                     Increase          Changes Due To          Increase       Changes Due To
Increase (decrease) in:                             (Decrease)       Rate        Volume       (Decrease)     Rate       Volume
-----------------------                             ----------       ----        ------       ----------     ----       ------
Income from earning assets:
       Interest and fees on loans                   $1,899,112   ($646,516)   $2,545,628      $1,117,462     $12,606  $1,104,856
       Interest on investment securities                (5,440)      5,024       (10,464)            510       4,038      (3,528)
       Interest on federal funds sold, interest-
           bearing deposits and other investments     (124,990)    (18,741)     (106,249)        106,695     (21,716)    128,411
                                                      ---------    --------    ----------        -------     --------    -------
                  Total interest income             $1,768,682   ($660,233)   $2,428,915      $1,224,667     ($5,072) $1,229,739
                                                    ----------   ----------   ----------      ----------     -------- ----------

Expense from interest-bearing liabilities:
       Interest on now accounts                         45,581        $583       $44,998         $16,724     ($4,761)    $21,485
       Interest on money market accounts               154,393      11,182       143,211          25,579      12,375      13,204
       Interest on savings accounts                     25,656        (784)       26,440           8,313          35       8,278
       Interest on time deposits,                      213,111     (52,056)      265,167         162,460      (6,310)    168,770
           $100,000 & over
       Interest on other time deposits                 110,234    (172,080)      282,314         249,869     (29,647)    279,516
       Interest on note payable and
           other borrowings                            119,783    (326,953)      446,736          10,518       5,631       4,887
                                                       -------    ---------      -------          ------       -----       -----

                    Total interest expense            $668,758   ($540,108)   $1,208,866        $473,463    ($22,677)   $496,140
                                                      --------   ----------   ----------        --------    ---------   --------

                    Net interest income             $1,099,924   ($120,125)   $1,220,049        $751,204     $17,605    $733,599
                                                    ==========   ==========   ==========        ========     =======    ========

                                 Loan Portfolio
                                 --------------
Maturities and Sensitivities of Loans to Changes in Interest Rates
------------------------------------------------------------------
Table 3 below presents the maturity date distribution of the loans at December 31, 1999.

                                     TABLE 3

                             AS OF DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                  ONE YEAR        > ONE YEAR
                                  OR LESS        TO FIVE YEARS            > FIVE YEARS
                                  -------        -------------            ------------
                                               Fixed    Adjustable     Fixed     Adjustable
                                               Rate        Rate         Rate        Rate        Total
                                               ----        ----         ----        ----        -----
Commercial                        $12,722     $16,446     $10,356       $8,359     $25,357     $73,240
Real estate - Construction         19,048           -       1,688            -           -      20,736
All Other Loans                     4,587       9,332       1,099          682         873      16,573
                                    -----       -----       -----          ---         ---      ------
Total                             $36,357     $25,778     $13,143       $9,041     $26,230    $110,549
                                  =======     =======     =======       ======     =======    ========


Types of Loans
--------------
Table 4 below presents the loan portfolio stratified by type and the corresponding percentage of total loans as of December 31, 1999 and 1998.

                                     TABLE 4

                                        1999                                 1998
                                        ----                                 ----
                                              % Loans                              % Loans
                                             to Total                             to Total
                            Amount             Loans               Amount           Loans
                            ------           --------              ------         --------

Real Estate Construction    $25,209,898        22.80%           $18,868,908         21.77%
Real Estate Mortgage        $43,305,661        39.17%            30,995,083         35.75%
SBA - Unguaranteed          $26,663,059        24.12%            21,955,805         25.33%
Commercial                   $8,807,965         7.97%             8,011,468          9.24%
Consumer                     $6,561,974         5.94%             6,857,344          7.91%
                            -----------        ------           -----------         ------
     Total Loans           $110,548,557       100.00%           $86,688,608        100.00%
                           ============       =======           ===========        =======

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

At December 31, 1999, the Bank had eleven borrowers on nonaccrual status in the total amount of $338,825 or .31% of net loans, compared to $1,314,170 or 1.54% of net loans at December 31, 1998. One SBA loan totaling $163,381 accounted for 48.22% of total nonaccrual loans at December 31, 1999. Had the loans been current in accordance with their original terms, the gross interest that would have been recorded as of December 31, 1999 would have been $35,938. The amount of interest on these loans that was included in net earnings for the year ended December 31, 1999 was $5,542. At December 31, 1999, one loan, totaling $20,000, was past due greater than ninety days and still accruing. This loan was paid current and renewed during the first quarter of 2000. Loans past due greater than 30 days but less than 90 days amounted to $1,034,922, or .95% of net loans as of December 31, 1999 compared to $1,415,268, or 1.66% of net loans at the end of 1998. There were no restructured loans as of December 31, 1999 or December 31, 1998.

The Bank had two properties held as "other real estate owned," with a total value of $494,907 as of December 31, 1999. No material loss is anticipated on the sale of these properties.

Allowance for Loan Losses
-------------------------
Management continuously reviews the adequacy of the allowance for loan losses based on its evaluation of current risk characteristics of the loan portfolio as well as the impact of prevailing and expected economic conditions. Management has monitored the loan portfolio and the loan underwriting process and considers the allowance for loan losses adequate to cover credit risk in the loan portfolio.

Management reviews all loans in the portfolio to identify potential loan problems. Loans are evaluated on an individual basis. After considering the financial strength of the borrower, appraisals and other estimates of collateral value, management establishes specific reserves where appropriate. Additionally, management sets general reserves for all other loans to cover their risk of loss. Changing economic conditions affecting the Bank's market or borrowers may affect management's periodic estimates, appraisals, and evaluation of loans and the allowance for loan losses. For additional information regarding this topic, see "Item 6 - Management's Discussion and Analysis of Financial Condition - Allowance for Loan Losses," which is incorporated by reference to the section of the same heading in the Company's 1999 Annual Report to Shareholders.

Table 5 below presents the activity in the allowance for loan losses for each of the periods ended December 31, 1999 and 1998.

                                    TABLE 5
                                                    1999                 1998
                                                    ----                 ----
Balance at the Beginning of Year                 $1,516,705          $1,090,730
Charge-offs:
     Real Estate Construction                         5,674                   0
     Real Estate Mortgage                                 0                   0
     SBA - Unguaranteed                             198,000              11,833
     Commercial                                      70,430               5,800
     Consumer                                        50,442              72,069
                                                    -------              ------
Total Charge-offs                                   324,546              89,702
Recoveries:
     Real Estate Construction                             0                   0
     Real Estate Mortgage                                 0                   0
     SBA - Unguaranteed                                   0               5,768
     Commercial                                         431                   0
     Consumer                                         2,966               6,238
                                                      -----              ------
Total Recoveries                                      3,397              12,006
     Net Chargeoffs                                 321,149              77,696
Provision for Loan Losses                           143,135             503,671
                                                    -------             -------
Balance at the End of Year                       $1,338,691          $1,516,705
                                                 ==========          ==========
Percentage of Allowance for Loan Loss to Loans
     Outstanding as of Year End                        1.21%               1.75%
                                                       ====                ====
Ratio of Net Charge-offs to Average Net
     Loans Outstanding During the Year                 0.33%               0.10%
                                                       ====                ====

At December 31, 1999, management determined that no loans required specific reserves. At December 31, 1998, management determined that eight loans required specific reserves totaling $465,637. For allocation purposes, the Y2K risk factor identified by management is considered unallocated. The remaining allowance is attributed to the loan categories based on the relative percentage of the particular category to total loans and not according to risk.

Table 6 below sets forth the allocation of the allowance for loan losses as of December 31, 1999 and 1998.

                                     TABLE 6

                                                     1999                              1998
                                                     ----                              ----
                                                             % of                              % of
                                                             Loss                              Loss
                                               Amount      Allocated             Amount      Allocated
                                               ------      ---------             ------      ---------
Real Estate Construction                      $292,619       21.86%             $320,753       21.14%
Real Estate Mortgage                           502,715       37.55%              526,730       34.73%
SBA - Unguaranteed                             309,560       23.12%              373,205       24.61%
Commercial                                     102,288        7.64%              136,139        8.98%
Consumer                                        76,235        5.70%              116,544        7.68%
Unallocated                                     55,274        4.13%               43,334        2.86%
                                        ---------------  -----------      ---------------  -----------
     Total Allowance for Loan Losses        $1,338,691      100.00%           $1,516,705      100.00%
                                        ===============  ===========      ===============  ===========

                              Investment Portfolio
                              --------------------
Table 7 below sets forth the fair value of investment securities at December 31, 1999 and 1998.
                                     TABLE 7

                                                    1999                1998
                                                    ----                ----
     U.S. Government Agencies                    $489,018            $501,608
     Mortgage-backed Securities                    29,246              40,737
                                                   ------              ------
     Total Investment Securities                 $518,264            $542,345
                                                 ========            ========

The fair value at December 31, 1999 includes a $9,871 market value decrease for net unrealized losses while the fair value at December 31, 1998 includes a $3,601 market value increase for net unrealized gains in the investment portfolio.

Table 8 below presents the maturities, weighted average yields and total carrying value of the Bank's investments as of December 31, 1999.

                                                       TABLE 8

                                                AFTER                    AFTER
                                               ONE YEAR               FIVE YEARS
                      ONE YEAR OR              THROUGH                  THROUGH                 AFTER
                         LESS                 FIVE YEARS               TEN YEARS              TEN YEARS                TOTAL
                         ----                 ----------               ---------              ---------                -----

                            WEIGHTED                WEIGHTED                WEIGHTED                WEIGHTED                WEIGHTED
                             AVERAGE                 AVERAGE                 AVERAGE                 AVERAGE                 AVERAGE
                 AMOUNT       YIELD      AMOUNT       YIELD      AMOUNT       YIELD      AMOUNT       YIELD      AMOUNT       YIELD
                 ------       -----      ------       -----      ------       -----      ------       -----      ------       -----
U.S.
Government           $0       0.00%    $489,018       5.47%          $0       0.00%          $0        0.00%   $489,018        5.47%
Agencies

Mortgage-backed
Securities        8,070       8.00%           0       0.00%      21,176       9.50%           0        0.00%     29,246        9.08%
                  -----       -----    --------       -----      ------       -----          --        -----   --------        -----
Total
Investment       $8,070       8.00%    $489,018       5.47%     $21,176       9.50%          $0        0.00%   $518,264        5.67%
Securities       ======       =====    ========       =====     =======       =====          ==        =====   ========        =====


                                    Deposits
                                    --------
Table 9 below presents the average amounts of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits, and time deposits, for the periods indicated.

                                    TABLE 9

                                                           Year Ended December 31,
                                                           -----------------------
                                                       1999                       1998
                                                       ----                       ----
                                                           Weighted                  Weighted
                                                            Average                   Average
                                               Amount        Rate        Amount        Rate
                                               ------        ----        ------        ----
Non Interest-bearing demand deposits         $ 16,639,224     N/A       $12,563,963     N/A
Interest-bearing demand deposits               18,878,434    3.28%       13,287,394    3.15%
Savings deposits                                3,684,209    2.47%        2,614,927    2.50%
Time deposits                                  68,454,776    5.65%       58,794,524    6.03%
                                               ----------               -----------

     Total Deposits                          $107,656,643               $87,260,808
                                             ============               ===========

The total of time certificates of deposit issued in amounts greater than $100,000 as of December 31, 1999, are shown below by category, which is based on time remaining until maturity of (a) three months or less, (b) over three through six months, (c) over six through twelve months, and (d) over twelve months.

                                                                    (Dollars in
                                                                     Thousands)
                                                                     ----------
             Three months or less                                      $5,004
             Over three through six months                              1,839
             Over six through twelve months                             3,652
             Over twelve months                                         2,324
                                                                        -----
                 Total                                                $12,819
                                                                      =======

For a further description of the average amount of and the average rate paid on various deposit categories which are in excess of 10% of average total deposits, see "Item 6 - Management's Discussion and Analysis of Financial Condition - Deposits," which is incorporated by reference to the section of the same heading in the Company's 1999 Annual Report to Shareholders.

                           Return on Assets and Equity
                           ---------------------------

Table 10 below illustrates return on assets (net earnings divided by average total assets), return on equity (net earnings divided by average stockholders' equity) and stockholders' equity to assets ratio (average stockholders' equity divided by average total assets) for the periods ended December 31, 1999 and 1998. The Company did not pay cash dividends to shareholders during 1999 and 1998.

                                    TABLE 10

                                                             1999        1998
                                                             ----        ----
                 Return on Average Assets                     .87%        .91%
                 Return on Equity                           11.62%      11.67%
                 Stockholders' Equity to Assets              7.50%       7.82%


                           Supervision and Regulation
                           --------------------------
The following discussion sets forth the material elements of the regulatory framework applicable to banks and bank holding companies and provides certain specific information related to the Company.

General
-------
The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended. As such, the Company and any non-bank subsidiaries are subject to the supervision, examination, and reporting requirements of the BHC Act and the regulations of the Federal Reserve.

The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

/o/ it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control more than 5% of the voting shares of the bank;

/o/ it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank; or /o/ it may merge or consolidate with any other bank holding company.

The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly, or the effect of which may be substantially to lessen competition in any section of the country, or that in any other manner would be in restraint of trade, unless the transaction's anticompetitive effects are clearly outweighed by the public interest. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served.

Permitted Activities
--------------------
Until recently, the BHC Act generally prohibited the Company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity was permissible, the Federal Reserve considered whether the performance of such an activity reasonably could be expected to produce benefits to the public that outweigh possible adverse effects.

The Federal Reserve has determined that the following are among the activities permissible for bank holding companies:

/o/ factoring accounts receivable,
/o/ acquiring or servicing loans,
/o/ leasing personal property,
/o/ conducting discount securities brokerage activities, /o/ performing certain data processing services, /o/ acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions, and /o/ performing certain insurance underwriting activities.

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

New Legislation
---------------
On November 12, 1999, President Clinton signed the Gramm-Leach-Bliley Act, which amends the BHC Act and greatly expands the activities in which bank holding companies and affiliates of banks are permitted to engage. The Act eliminates many federal and state law barriers to affiliations among banks and securities firms, insurance companies, and other financial service providers. The provisions of the Act relating to permitted activities of bank holding companies and affiliates of banks will become effective on March 11, 2000. The following discussion describes the activities in which the Company will be permitted to engage under the BHC Act, as amended by the Gramm-Leach-Bliley Act.

Generally, if the Company qualifies and elects to become a financial holding company, which is described below, it may engage in activities that are:

/o/ Financial in nature;

/o/ Incidental to a financial activity; or /o/ Complementary to a financial activity and do not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally.

In determining whether a particular activity is financial in nature or incidental or complementary to a financial activity, the Federal Reserve must consider (1) the purpose of the BHC and Gramm-Leach-Bliley Acts, (2) changes or reasonable expected changes in the marketplace in which financial holding companies compete and in the technology for delivering financial services, and
(3) whether the activity is necessary or appropriate to allow financial holding companies to effectively compete with other financial service providers and to efficiently deliver information and services. The Act expressly lists the following activities as financial in nature:

/o/ Lending, trust and other banking activities;
/o/ Insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;
/o/ Providing financial, investment, or advisory services;
/o/ Issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;
/o/ Underwriting, dealing in or making a market in securities;
/o/ Other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;
/o/ Foreign activities permitted outside of the United States if the Federal
    Reserve has determined them to be usual in connection with banking operations abroad;
/o/ Merchant banking through securities or insurance affiliates; and /o/ Insurance company portfolio investments.

To qualify to become a financial holding company, our depository institution subsidiaries must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least "satisfactory." Additionally, we must file an election with the Federal Reserve to become a financial holding company and provide the Federal Reserve with 30 days written notice prior to engaging in a permitted financial activity. Although we do not have any immediate plans to file an election with the Federal Reserve to become a financial holding company, one of the primary reasons we selected the holding company structure was to have increased flexibility. Accordingly, if deemed appropriate in the future, we may elect to become a financial holding company.

The Act also contains provisions that directly impact the following activities and operations of the Bank:

/o/ Its insurance activities;
/o/ The activities of and  qualifications  for any Bank financial  subsidiaries;
    and
/o/ Its privacy policies and practices concerning disclosure of consumer information.

Other Banking Regulators
------------------------
The Bank is a member of the FDIC and, as such, its deposits are insured by the FDIC to the maximum extent provided by law. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities, and operations.

The Office of the Comptroller of the Currency (the "OCC") regularly examines the operations of the Bank and is given authority to approve or disapprove mergers, consolidations, the establishment of branches, and similar corporate actions. The OCC also has the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

Payment of Dividends
--------------------
The Company is a legal entity separate and distinct from the Bank. The principal source of cash flow of the Company, including cash flow to pay dividends to its shareholders, are dividends by the Bank. There are statutory and regulatory limitations on the payment of dividends by the Bank to the Company as well as by the Company to its shareholders.

If, in the opinion of the appropriate federal regulator, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such institution cease and desist from such practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under federal law, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. See "-- Prompt Corrective Action." Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally pay dividends only out of current operating earnings.

At December 31, 1999, under dividend restrictions imposed under federal and state laws, the Bank, without obtaining regulatory approval, could declare aggregate dividends to the Company of approximately $1,995,000.

The payment of dividends by the Company and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

Capital Adequacy
----------------
The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve and the OCC in the case of Bank. There are two basic measures of capital adequacy for bank holding companies that have been promulgated by the Federal Reserve: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company to be considered in compliance.

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

The minimum guideline for the ratio (the "Total Risk-Based Capital Ratio") of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%. At least half of Total Capital must comprise common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves ("Tier 2 Capital"). At December 31, 1999, the Company's consolidated Total Risk-Based Capital Ratio and its Tier 1 Risk-Based Capital Ratio (i.e., the ratio of Tier 1 Capital to risk-weighted assets) were 9.96% and 8.71%, respectively.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio (the "Leverage Ratio") of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The Company's Leverage Ratio at December 31, 1999 was 7.49%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital Leverage Ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

The OCC's risk-based and leverage capital requirements for the Bank are substantially similar to those adopted by the Federal Reserve for bank holding companies.

The Bank was in compliance with applicable minimum capital requirements as of December 31, 1999. The Company has not been advised by any federal banking agency of any specific minimum capital ratio requirement applicable to it or the Bank.

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

In addition, Federal Reserve and FDIC regulations, which became mandatory on January 1, 1998, require bank regulators to consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the evaluation of a bank's capital adequacy. The bank regulatory agencies' methodology for evaluating interest rate risk requires banks with excessive interest rate risk exposure to hold additional amounts of capital against such exposures. The interest rate risk rules apply to any bank or bank holding company whose trading activity equals 10% or more of its total assets, or whose trading activity equals $1 billion or more.

Support of the Bank
-------------------
Under Federal Reserve policy, the Company is expected to act as a source of financial strength for, and to commit resources to support, each of its banking subsidiaries. This support may be required at times when, absent such Federal Reserve policy, the Company may not be inclined to provide it. In addition, any capital loans by a bank holding company to any of its banking subsidiaries are subordinate in right of payment to deposits and to certain other indebtedness of such banks. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Under federal law, a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989, in connection with:

/o/ the default of a commonly controlled FDIC-insured depository institution or /o/ any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default."

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

Prompt Corrective Action
------------------------
Federal law establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, which became effective in December 1992, the federal banking regulators are required to establish five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) and to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the institution is placed. Generally, subject to a narrow exception, federal law requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

The capital levels established for each of the categories are as follows:

========================== ==================== ========================= ====================== ===================
                                                         Total                Tier 1 Risk-
    Capital Category         Tier 1 Capital        Risk-Based Capital         Based Capital            Other
========================== ==================== ========================= ====================== ===================
Well Capitalized           5% or more           10% or more               6% or more             Not subject to a
                                                                                                 capital directive
-------------------------- -------------------- ------------------------- ---------------------- -------------------
Adequately Capitalized     4% or more           8% or more                4% or more                      --
-------------------------- -------------------- ------------------------- ---------------------- -------------------
Undercapitalized           less than 4%         Less than 8%              less than 4%                    --
-------------------------- -------------------- ------------------------- ---------------------- -------------------
Significantly              less than 3%         Less than 6%              less than 3%                    --
Undercapitalized
-------------------------- -------------------- ------------------------- ---------------------- -------------------
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

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to certain limitations. The obligation of a controlling holding company under federal law to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. In addition, the appropriate federal banking agency is given authority with respect to any undercapitalized depository institution to take any of the actions it is required to or may take with respect to a significantly undercapitalized institution as described below if it determines "that those actions are necessary to carry out the purpose" of federal law.

At December 31, 1999, the Bank had the requisite capital levels to qualify as well capitalized.

FDIC Insurance Assessments
--------------------------
The FDIC uses a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (a) well capitalized; (b) adequately capitalized; and (c) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

Based on the Bank's risk classification, the Bank was not required to pay an assessment for deposit insurance in 1999, nor will it be required to pay a deposit insurance assessment in 2000. The Bank was required to pay the Bank Insurance Fund Financing Corporation ("FICO") assessment in 1999 and will also pay this assessment in 2000. During the fourth quarter of 1999, the FICO assessment rate was 1.184 cents per $100 of Bank deposits.

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

Item 2.  Description of Property
--------------------------------
Main Office
-----------
The Company and the Bank's main office is located north of the intersection of Interstate 575 and U.S. Highway 92, Woodstock, Georgia. The main office building was completed in November, 1990. The building consists of three floors with a total of 20,000 square feet and is fully occupied. An addition of approximately 1,800 square feet was added over the drive-in facility during 1997, at a cost of approximately $150,000. Management believes that this expansion is sufficient for the expected growth over the next several years.

The original cost of construction of the main office building was approximately $1,310,000. The cost of furnishing this building, including teller facilities, vault door, safe deposit boxes and other necessary furniture, fixtures and equipment was originally $350,000. An elevator was installed during 1995 at a cost of approximately $53,000. During 1999, internal improvements to the main office totaled $47,412. Also during 1999, the Company purchased a lot behind the main office in anticipation of future growth at a cost of $176,445. The net book values of the land, building and equipment as of December 31, 1999, were $176,445, $1,389,224 and $549,697, respectively.

The main office building has two fully equipped drive-in lanes. The drive-in teller station is inside the building and serves four outside lanes.

The main office building is located on leased property owned by a member of the Board of Directors of the Company and the Bank. The ground lease was submitted as a part of the Bank's charter application, and was approved by the OCC, the Bank's primary federal regulator. The initial term of the lease is for twenty years with four five-year extension periods. Monthly rentals were $3,856 per month through September 1993, $4,214 during the fourth year, and increase 3% per year thereafter. The lease also provides a purchase option that may be exercised periodically at five-year intervals during the period from 1999 to 2029. The Bank paid approximately $61,000 in total rentals under the ground lease during 1999. Management believes the lease agreement is fair and in the best interest of the Company.

North Marietta Branch
---------------------
The North Marietta branch land and building, which was originally constructed in 1974, were purchased in 1992. The building is a one-story block building with a total of 2,400 square feet which is fully occupied by branch operations. The site is typical of branch banks constructed in the early 1970s and is located in a semi-urban area. Extensive remodeling was done to the interior and exterior of the building in 1993. The net book values of the land, building, and equipment as of December 31, 1999 were $185,201, $253,634, and $73,116, respectively.

Canton Branch
-------------
In January 1997, the Bank acquired land in Canton, Georgia for the amount of $401,683 for a branch site. The original building, which was completed during 1998, is a one-story block building with a total of 3,780 square feet which is fully occupied by branch operations. The original cost of construction of the Canton branch building was approximately $692,000. The cost of furnishing this building, including teller facilities, vault door, safe deposit boxes and other necessary furniture, fixtures and equipment was originally approximately $300,000. An addition of approximately 1,500 square feet was added during 1999 to accommodate certain branch operations, at a cost of approximately $220,000. Management believes that this expansion is sufficient for the expected growth over the next several years. The net book values of the land, building, and equipment as of December 31, 1999 were $401,683, $879,772, and $290,640, respectively.

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

Item 3. Legal Proceedings
-------------------------
Neither the Company nor the Bank is a party to any pending legal proceedings which management believes would have a material effect upon the operations or financial condition of the Company or the Bank.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

                                     Part II


Item 5. Market For Common Equity and Related Stockholder Matters.
-----------------------------------------------------------------
The response to this item is incorporated herein by reference to information appearing under the heading "Market Price and Dividend Information" in the Registrant's 1999 Annual Report to Shareholders. The Registrant did not have any unregistered sales of equity securities during 1999, 1998 or 1997.


Item 6.  Management's Discussion and Analysis.
----------------------------------------------
The response to this item is incorporated herein by reference to information appearing under the heading "Management's Discussion and Analysis" in the Registrant's 1999 Annual Report to Shareholders.


Item 7.  Financial Statements.
------------------------------
The following report and statements are included in the financial section of the Registrant's 1999 Annual Report to Shareholders and are incorporated herein by reference:

      (i) Report of Porter Keadle Moore, LLP.

     (ii) Consolidated Balance Sheets as of December 31, 1999 and 1998.

    (iii) Consolidated Statements of Earnings for the Years Ended December 31, 1999, 1998, and 1997.

     (iv) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 1999, 1998, and 1997.

      (v) Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1999, 1998, and 1997.

     (vi) Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998, and 1997.

    (vii) Notes to Consolidated Financial Statements.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

None.

                                    PART III
                                    --------
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
---------------------------------------

The response to this item is included in the information set forth under the captions "Election of Directors" and "Principal Shareholders" in the Proxy Statement to be used in connection with the Company's 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 10.  Executive Compensation.
---------------------------------

The response to this item is included in the information contained under the caption "Director and Executive Compensation" in the Proxy Statement to be used in connection with the Company's 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.
-------------------------------------------------------------------------

The response to this item is included in the information contained under the caption "Principal Shareholders" in the Proxy Statement to be used in connection with the Company's 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions.
---------------------------------------------------------

The response to this item is included in the information contained under the caption "Certain Relationships and Related Transactions" in the Proxy Statement to be used in connection with the Company's 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.  Exhibits, List and Reports on Form 8-K.
-------------------------------------------------

 (a)  Exhibits
      --------
         Exhibit
         Number                 Description
         ------                 -----------
          3.1                   Articles of Incorporation (incorporated herein by reference to Exhibit of the same number in the
                                Company's Registration Statement No. 33-25075-A)
          3.2                   Bylaws, as amended through March 29, 1994 (incorporated herein by reference to Exhibit of the same number in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994)
          4.1                   Instruments defining the rights of security holders (see Exhibits 3.1 and 3.2)
         10.1*                  Employment Agreement (Carl Hames) dated May 11, 1995 (incorporated herein by reference to Exhibit of the same number in the Company's Form 10QSB for the period ended June 30, 1995)
         10.2*                  First Cherokee Bancshares, Inc. 1999 Stock Option Plan (incorporated by reference to Appendix A to the Company's Proxy Statement filed on March 30, 1999)
         10.3                   Agreement for Lease/Purchase of Real Property for Bank Premises (incorporated herein by reference to Exhibit of the same number in the Company's Registration Statement No. 33-25075-A)
         10.4*                  Form of Key Employee Stock Option Plan (incorporated herein by reference to Exhibit of the same number in the Company's Registration Statement No. 33-25075-A)
         10.5*                  Form of Incentive Stock Option Certificate to Purchase Common Stock of First Cherokee Bancshares,
                                Inc., issued under the Key Employee Stock Option Plan effective October 13, 1988 (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-KSB for the fiscal year ended
                                December 31, 1998)
         10.6*                  Form of Directors' Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998)
         13.1                   Annual Report to Shareholders for the fiscal year ended December 31, 1999.  Only those portions of the 1999 Annual Report to Shareholders that are specifically incorporated by reference into this report on Form 10-KSB shall be deemed filed as an exhibit hereto.  The consolidated financial statements, notes thereto and the independent certified public accountants' report thereon that are incorporated by reference in Item 7 hereof are included as part of Exhibit 13.1.
         21.1                   Subsidiary of First Cherokee Bancshares, Inc. (incorporated herein by reference to Exhibit of the same number in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996)
         24.1                   Power of attorney (see signature page to this Annual Report on Form 10-KSB).
         27.1                   Financial Data Schedule (for SEC use only)

 * The indicated exhibits are management contracts or compensatory plans or arrangements required to be filed or incorporated by reference herein.

 (b)  Reports on Form 8-K
      -------------------
             None.

                                   SIGNATURES
                                   ----------
In accordance with Section 13 or 15(d) of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


FIRST CHEROKEE BANCSHARES, INC.


By:    /S/ Carl C. Hames, Jr.                        Date:  March 30, 2000
       ----------------------
       Carl C. Hames, Jr., President


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

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

   Signature                          Title                          Date
   ---------                          -----                          ----

/S/ Alan D. Bobo                     Director                   March 30, 2000
----------------
Alan D. Bobo

/S/ Elwin K. Bobo                    Director                   March 30, 2000
-----------------
Elwin K. Bobo

/S/ Michael A. Edwards               Director                   March 30, 2000
----------------------
Michael A. Edwards

/S/ Stanley Fitts                    Director                   March 30, 2000
-----------------
Stanley Fitts

/S/ Russell L. Flynn                 Director                   March 30, 2000
--------------------
Russell L. Flynn

/S/ Carl C. Hames, Jr.               President, Principal       March 30, 2000
----------------------               Executive Officer,
Carl C. Hames, Jr.                   and Director

/S/ C. Garry Haygood                 Director                   March 30, 2000
--------------------
C. Garry Haygood

/S/ Thomas D. Hopkins, Jr.           Director and               March 30, 2000
--------------------------           Secretary
Thomas D. Hopkins, Jr.

/S/ Bobby R. Hubbard                 Director                   March 30, 2000
--------------------
Bobby R. Hubbard

/S/ R. O. Kononen, Jr.               Director                   March 30, 2000
----------------------
R. O. Kononen, Jr.

/S/ Dennis W. Lord                   Director                   March 30, 2000
------------------
Dennis W. Lord

/S/ Larry R. Lusk                    Director                   March 30, 2000
-----------------
Larry R. Lusk

/S/ Dr. Stuart R. Tasman             Director                   March 30, 2000
------------------------
Dr. Stuart R. Tasman

/S/ Kitty A. Kendrick                Principal                  March 30, 2000
---------------------                Accounting
Kitty A. Kendrick                    and Financial Officer

                                  EXHIBIT INDEX

    Exhibit                                                                                        Page
    Number    Description                                                                          Number
    ------    -----------                                                                          ------
      3.1     Articles of Incorporation (incorporated herein by reference to Exhibit of the same
              number in the Company's Registration Statement No. 33-25075-A)...................     N/A
      3.2     Bylaws, as amended through March 29, 1994 (incorporated herein by reference to
              Exhibit of the same number in the Company's Annual Report on Form 10-KSB for the
              year ended December 31, 1994)....................................................     N/A
      4.1     Instruments defining the rights of security holders (see Exhibits 3.1 and 3.2)...     N/A
     10.1*    Employment Agreement (Carl Hames) dated May 11, 1995 (incorporated herein by reference to Exhibit of the same number in the Company's Form 10QSB for the period
              ended June 30, 1995).............................................................     N/A
     10.2*    First Cherokee Bancshares, Inc. 1999 Stock Option Plan (incorporated by reference
              to Appendix A to the Company's Proxy Statement filed on March 30, 1999...........     N/A
     10.3     Agreement for Lease/Purchase of Real Property for Bank Premises (incorporated herein by reference to Exhibit of the same number in the Company's Registration Statement
              No. 33-25075-A)..................................................................     N/A
     10.4*    Form of Key Employee Stock Option Plan (incorporated herein by reference to Exhibit
              of the same number in the Company's Registration Statement No. 33-25075-A).......     N/A
     10.5*    Form of Incentive Stock Option Certificate to Purchase Common Stock of First
              Cherokee Bancshares, Inc., issued under the Key Employee Stock Option Plan effective
              October 13, 1988 (incorporated by reference to Exhibit 10.5 to the Company's Annual
              Report on Form 10-KSB for the fiscal year ended December 31, 1998)...............     N/A
     10.6*    Form of Directors' Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-KSB for the fiscal year
              ended December 31, 1998).........................................................     N/A
     13.1     Annual Report to Shareholders for the fiscal year ended December 31, 1999.  Only those portions of the 1999 Annual Report to Shareholders that are specifically incorporated by reference into this report on Form 10-KSB shall be deemed filed as an exhibit hereto.  The consolidated financial statements, notes thereto and the independent certified public accountants' report thereon that are incorporated by
              reference in Item 7 hereof are included as part of Exhibit 13.1..................     N/A
     21.1     Subsidiary of First Cherokee Bancshares, Inc. (incorporated herein by reference to
              Exhibit of the same number in the Company's Annual Report on Form 10KSB for the year
              ended December 31, 1996).........................................................     N/A
     24.1     Power of attorney (see signature page to this Annual Report on Form 10-KSB)......     ____
     27.1     Financial Data Schedule (for SEC use only) ......................................     ____
------------------------------------

* The indicated exhibits are management contracts or compensatory plans or arrangements required to be filed or incorporated by reference herein.