Form 10QSB
period 2000-03-31
FIRST CHEROKEE BANCSHARES INC
filed 2000-05-12
CIK 841545

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

X Yes      No

The number of shares outstanding of registrant's common stock par value $1.00 per share at March 31, 2000 was 774,225 shares.

Traditional Small Business Disclosure Format (check one): ___ Yes    X  No

                         First Cherokee Bancshares, Inc.
                         Quarterly Report on Form 10-QSB
                      For the Quarter Ended March 31, 2000


                                      Index
                                      -----
                                                                       Page No.
Part I.  Financial Information                                         --------

         Consolidated Financial Statements (unaudited)
         Consolidated Balance Sheet at March 31, 2000                      2

         Consolidated Statements of Earnings (unaudited)
         for the three months ended March 31, 2000 and 1999                3

         Consolidated Statements of Comprehensive Income (unaudited)
         for the three months ended March 31, 2000 and 1999                4

         Consolidated Statements of Cash Flows (unaudited)
         for the three months ended March 31, 2000 and 1999                5

         Notes to Consolidated Financial Statements (unaudited)            6

Item 2.  Management's Discussion and Analysis of Financial Condition       7
         and Results of Operations

Part II.  Other Information

Item 1.  Legal Proceedings                                                13

Item 2.  Changes in Securities and Use of Proceeds                        13

Item 3.  Defaults Upon Senior Securities                                  13

Item 4.  Submission of Matters to a Vote of  Security Holders             13

Item 5.  Other Information                                                13

Item 6.  Exhibits and Reports on Form 8-K                                 13

Item 7.  Signatures                                                       15

                         First Cherokee Bancshares, Inc.
                           Consolidated Balance Sheet
                                 March 31, 2000
                                   (Unaudited)


                                     Assets
                                     ------
Cash & due from banks, including $1,514,589
     bearing interest                                               $5,962,660
Federal funds sold                                                           0
                                                                             -
          Total cash & cash equivalents                              5,962,660
Investment securities available for sale,
     at fair value                                                     513,193
Other investments                                                    1,058,900
Loans, less allowance for loan losses
     of $1,487,600                                                 121,943,413
Premises and equipment, net                                          4,136,417
Accrued interest receivable and other assets                         6,550,609
                                                                     ---------
                    Total Assets                                  $140,165,192
                                                                  ============

                      Liabilities and Stockholders' Equity
                      ------------------------------------
Liabilities:
Deposits:
     Interest-bearing deposits                                    $103,159,175
     Noninterest-bearing deposits                                   19,850,866
                                                                    ----------
          Total deposits                                           123,010,041
Note payable and other borrowings                                    5,390,000
Accrued interest payable and other liabilities                       1,161,847
                                                                     ---------
                    Total Liabilities                              129,561,888

Stockholders' Equity:
Common stock ($1 par value; 10,000,000
     shares authorized, 774,225 shares issued)                         774,225
Additional paid-in-capital                                           6,896,897
Retained earnings                                                    3,456,728
Treasury Stock (28,276 shares acquired
     at cost)                                                         (516,688)
Accumulated other comprehensive
     income, net of tax                                                 (7,858)
                                                                        -------
               Total Stockholders' Equity                           10,603,304
                                                                    ----------
                    Total Liabilities and Stockholders' Equity    $140,165,192
                                                                  ============
                    See notes to consolidated financial statements

                         First Cherokee Bancshares, Inc.
                       Consolidated Statements of Earnings
                      For the three months ended March 31,
                                   (Unaudited)

Interest income:                                        2000             1999
                                                        ----             ----
     Interest and fees on loans                      $2,975,461       $2,237,192
     Interest on federal funds sold/overnight funds       7,483           11,116
     Interest and dividends on investments               26,652          121,944
                                                         ------          -------
          Total interest income                       3,009,596        2,370,252

Interest expense:
     Interest on deposits                             1,264,726        1,176,675
     Interest on note payable and other borrowings       80,404                0
                                                         ------                -
          Total interest expense                      1,345,130        1,176,675

Net interest income                                   1,664,466        1,193,577
Provision for loan losses                               171,590           83,368
Net interest income after provision                     -------           ------
     for loan losses                                  1,492,876        1,110,209

Other income:
     Gain on sales of loans                             162,394          251,192
     Service charges on deposit accounts
          and other income                              320,924          285,568
                                                        -------          -------
Total other income                                      483,318          536,760
                                                        -------          -------
Other expense:
     Salaries and employee benefits                     830,773          764,620
     Occupancy                                          219,908          206,552
     Other operating expense                            480,666          478,350
                                                        -------          -------
Total other expense                                   1,531,347        1,449,522
                                                      ---------        ---------

Earnings before income taxes                            444,847          197,447

Income Tax expense                                      179,000           79,080
                                                        -------           ------

Net earnings                                           $265,847         $118,367
                                                       ========         ========

Basic earnings per share                                  $0.36            $0.21
                                                          =====            =====
Diluted earnings per share                                $0.35            $0.18
                                                          =====            =====

                 See notes to consolidated financial statements

                         First Cherokee Bancshares, Inc.
                 Consolidated Statements of Comprehensive Income
                      For the three months ended March 31,
                                   (Unaudited)

                                                         2000            1999
                                                         ----            ----

Net earnings                                           $265,847        $118,367
Other comprehensive income, net of tax:
  Unrealized losses on securities available for sale:
    Unrealized loss arising during the period, net
      of tax of $1,078 and $735, respectively            (1,738)         (1,185)
    Less: Reclassification adjustment for gains
      included in net earnings, net of tax                    0               0
                                                              -               -
Other comprehensive income                               (1,738)         (1,185)
                                                         -------         -------

Comprehensive income                                   $264,109        $117,182
                                                       ========        ========


                 See Notes to Consolidated Financial Statements

                         First Cherokee Bancshares, Inc.
                      Consolidated Statements of Cash Flows
                      For the three months ended March 31,
                                   (Unaudited)

                                                       2000              1999
                                                       ----              ----
Cash flows from operating activities:
Net earnings                                         $265,847          $118,367
Adjustments to reconcile net earnings to net cash
  provided (used) in operating activities:
    Depreciation, amortization and accretion           94,541            71,930
    Provision for loan losses                         171,590            83,368
    Change in accrued interest payable and
      other liabilities                               138,051            54,135
    Change in accrued interest receivable and
      other assets                                    178,746          (656,261)
                                                      -------          ---------
        Total adjustments                             582,928          (446,828)
                                                      -------          ---------
        Net Cash used by operating activities         848,775          (328,461)

Cash flows from investing activities:
    Purchases of other investments                   (207,100)                0
    Proceeds from maturities and calls of investment   10,177            13,122
      securities available for sale
    Net change in loans                           (12,905,137)       (7,332,878)
    Purchases of premises and equipment               (46,955)         (267,967)
                                                      --------         ---------
        Net Cash used by investing activities     (13,149,015)       (7,587,723)

Cash flows from financing activities:
    Net change in deposits                         12,288,627         4,737,664
    Proceeds from FHLB advances                     2,000,000                 0
    Repayment of note payable                        (825,299)                0
    Proceeds from Federal funds purchased             240,000                 0
                                                      -------                 -
        Net Cash provided by financing activities  13,703,328         4,737,664

Net change in cash and cash equivalents             1,403,088        (3,178,520)
Beginning cash and cash equivalents                 4,559,572        15,319,736
                                                    ---------        ----------
Ending cash and cash equivalents                   $5,962,660       $12,141,216

Noncash investing activities:
    Change in accumulated other comprehensive
         income, net of tax                           ($1,738)          ($1,185)
    Transfer of loans to other real estate                 $0                $0

Supplemental disclosure of cash flow information:
    Interest Paid                                  $1,246,142        $1,184,408
    Income Taxes Paid                                 $45,000                $0

                 See notes to consolidated financial statements

                         FIRST CHEROKEE BANCSHARES, INC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 2000

NOTE (1) - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of First Cherokee Bancshares, Inc. (the "Company") and its wholly-owned subsidiary, First National Bank of Cherokee (the "Bank"). All significant accounts have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with current year presentation.

The accompanying unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the Company's financial position as of March 31, 2000, and the results of its operations and its cash flows for the three-month period then ended. All such adjustments are normal and recurring in nature. The financial statements included herein should be read in conjunction with the consolidated financial statements and the related notes and the report of independent accountants included in the Company's 1999 Annual Report on Form 10-KSB.

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

Reconciliation of the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share" for the periods ended March 31, 2000 and March 31, 1999 are as follows:

                                      For the three months ended March 31, 2000:

                                                         Net Earnings         Common Shares            Per Share
                                                         (Numerator)          (Denominator)             Amount
                                                         -----------          -------------             ------

Basic earnings per share                                 $265,847              745,949                  $0.36
Effect of dilutive securities
                            Stock options                       0                3,197
                                                                -                -----
Diluted earnings per share                               $265,847              749,146                  $0.35
                                                         ========              =======                  =====

                                      For the three months ended March 31, 1999:

                                                         Net Earnings         Common Shares            Per Share
                                                         (Numerator)          (Denominator)             Amount
                                                         -----------          -------------             ------
Basic earnings per share                                 $118,367              553,804                  $0.21
Effect of dilutive securities
                            Stock options                       0               83,805
                            Warrants                            0               13,943
                                                                -               ------
Diluted earnings per share                               $118,367              651,552                  $0.18
                                                         ========              =======                  =====


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000

FORWARD LOOKING STATEMENTS

Various statements contained in this Quarterly Report on Form 10-QSB and the exhibits to this Quarterly Report which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the "Act"). In addition, various statements in future filings by the Company with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of the Company which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to:

/o/ projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure and other financial items;
/o/ statements of plans and objectives of the Company or its management or Board of Directors, including those relating to products or services;
/o/ statements of future economic performance; and /o/ statements of assumptions underlying such statements.

Words such as "believes", "anticipates", "expects", "intends", "targeted", and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those in such statements. Facts that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

/o/ the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations;
/o/ the effects of and changes in trade, monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve System;
/o/ inflation, interest rate, market and monetary fluctuations;
/o/ the timely development of new products and services and the overall value of these products and services to users;
/o/ changes in consumer spending, borrowing and saving habits;
/o/ technological changes;
/o/ acquisitions;
/o/ the ability to increase market share and control expenses;
/o/ the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiary must comply;
/o/ the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board;
/o/ changes in the Company's organization, compensation and benefit plans;
/o/ the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and
/o/ the success of the Company at managing the risks involved in the foregoing.

Forward-looking statements speak only as of the date on which they are made, and the Company undertakes no obligation to update any forward-looking statement to reflect unanticipated events or circumstances after the date on which a statement is made.

The following narrative should be read in conjunction with the Company's consolidated financial statements and the notes thereto.

FINANCIAL CONDITION
-------------------

Total assets as of March 31, 2000 were $140.2 million compared to $126.1 million as of December 31, 1999. Assets of the Company increased approximately $14.1 million during the first quarter of 2000 as compared to an increase of approximately $4.9 million during the first quarter of 1999. This growth is due to normal business transactions.

Loans increased from $92.4 million at March 31, 1999 to $109.2 million at December 31, 1999 and $121.9 million at March 31, 2000. Management anticipates loan production will continue to increase during the remainder of the year. The following table presents major classifications of loans at March 31, 2000:

                                                                 % of
                                                                 Total
                                              Total              Loan
                                              Loans             Portfolio
                                              -----             ---------
    Commercial                           $  9,995,019             8.10%
    SBA - unguaranteed                     25,567,231            20.71%
    Real estate - mortgage                 46,818,434            37.93%
    Real estate - construction             31,922,810            25.86%
    Installment and other consumer          9,127,519             7.40%
                                            ---------             -----
     Total loans                          123,431,013           100.00%
     Less: Allowance for loan losses       (1,487,600)          =======
                                           -----------
     Total net loans                     $121,943,413
                                         ============

Net premises and equipment were $4.1 million at March 31, 2000 compared to $4.2 million at December 31, 1999. Other assets decreased from $6.7 million as of December 31, 1999 to $6.6 million as of March 31, 2000.

Total deposits were $123.0 million at March 31, 2000 compared to $110.7 million at December 31, 1999. As of March 31, 2000, interest-bearing deposits and non interest-bearing deposits were $103.2 million and $19.9 million, respectively. As of December 31, 1999, interest-bearing deposits and non interest-bearing deposits were $94.1 million and $16.7 million, respectively.

The Company added $171,590 to the allowance for loan losses during the first quarter of 2000. The addition is primarily attributable to the increased level of loans at March 31, 2000. The allowance had a balance of $1,487,600 at March 31, 2000, representing 1.21% of loans. Chargeoffs were $22,981 while recoveries were $300 resulting in net chargeoffs of $22,681 during the first three months of 2000. Management believes this allowance is adequate to cover possible loan losses. The following table presents the activity in the allowance for the first quarter of 2000. At March 31, 2000, management determined that three loans required specific reserves totaling $67,887. The allowance is allocated among loan categories based on the relative percentage of the particular category to total loans.

                         FIRST CHEROKEE BANCSHARES, INC.
                    ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

       Balance, December 31, 1999                             $1,338,691

       Chargeoffs                                                (22,981)

       Recoveries                                                    300

       Provision for Loan Losses                                 171,590
                                                                 -------

       Balance, March 31, 2000                                $1,487,600
                                                              ==========


NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS
-------------------------------------------

At March 31, 2000, the Bank had fourteen loans classified as nonaccrual and totaling $366,164, all of which are secured by real estate, vehicles, equipment or inventory. The Bank's impaired loans consist of those nonaccrual loans that are either greater than 90 days delinquent as of March 31, 2000 or are classified as nonaccrual by management because the collection of interest from the borrower is doubtful. Specific reserves totaling $67,887 have been allocated on the nonaccrual loans considered impaired. Interest income from impaired loans is recognized using a cash basis method of accounting for the time period during which the loans were impaired. If interest income on the total nonaccrual loans had been accrued, the interest income would have been approximately $31,075 as of March 31, 2000. Actual interest income on such loans, recorded only when received, was approximately $13,074 for the first three months of 2000. As of March 31, 2000, the Bank had one property classified as other real estate owned, totaling $104,500. This property was sold in April 2000 with a gain of approximately $7,000. The ratio of loans past due 30 days or more to total loans was 2.31% at March 31, 2000 compared to .95% at December 31, 1999. There were no loans past due greater than 90 days that were on accrual status as of March 31, 2000 or December 31, 1999. There were no restructured loans as of March 31, 2000 or December 31, 1999.

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

CAPITAL RESOURCES
-----------------

At March 31, 2000, consolidated stockholders' equity was $10,603,304 or 7.56% of total assets compared to $10,339,195 or 8.20% of total assets at December 31, 1999. The Company's common stock had a book value of $14.21 per share at March 31, 2000 compared to a book value of $13.86 per share at December 31, 1999. At the end of the first quarter of 2000, the Company had approximately 500 stockholders of record.

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

The following table sets forth information with respect to the risk-based and leverage ratios for the Company and Bank at March 31, 2000 and 1999 compared to minimum ratios required by regulation.

                                                                                                          To Be Well
                                                                                                      Capitalized Under
                                                                            For Capital               Prompt Corrective
                                                  Actual                 Adequacy Purposes            Action Provisions
                                    --------------------------------------------------------------------------------------
                                            Amount        Ratio         Amount         Ratio         Amount         Ratio
                                            ------        -----         ------         -----         ------         -----
As of March 31, 2000:
  Total Capital (to Risk-Weighted Assets)
             Consolidated                  $12,030       10.11%           9,523        8.00%         11,903        10.00%
             Bank                          $12,090       10.16%           9,523        8.00%         11,903        10.00%
  Tier 1 Capital (to Risk-Weighted Assets)
             Consolidated                  $10,543        8.86%           4,761        4.00%          7,142         6.00%
             Bank                          $10,603        8.91%           4,761        4.00%          7,142         6.00%
  Tier 1 Capital (to Average Assets)
             Consolidated                  $10,543        7.94%           5,311        4.00%          6,639         5.00%
             Bank                          $10,603        7.99%           5,311        4.00%          6,639         5.00%

As of March 31, 1999:
  Total Capital (to Risk-Weighted Assets)
             Consolidated                   $8,608        9.18%           7,498        8.00%          9,373        10.00%
             Bank                           $9,146        9.76%           7,498        8.00%          9,373        10.00%
  Tier 1 Capital (to Risk-Weighted Assets)
             Consolidated                   $7,431        7.93%           3,749        4.00%          5,624         6.00%
             Bank                           $7,969        8.50%           3,749        4.00%          5,624         6.00%
  Tier 1 Capital (to Average Assets)
             Consolidated                   $7,431        6.50%           4,570        4.00%          5,712         5.00%
             Bank                           $7,969        6.98%           4,570        4.00%          5,712         5.00%


RESULTS OF OPERATIONS
---------------------

The Company recognized earnings of $265,847 for the first quarter of 2000. In comparison, net earnings for the first quarter of 1999 were $118,367.

Net interest income for the first three months of 2000 was $1,664,466 as compared to $1,193,577 for the first three months of 1999. The average yield on earning assets for the first quarter of 2000 increased to 9.97% as compared to 9.51% for the first quarter of 1999. The increase is primarily due to the increase in the prime lending rate. The average cost of funds on interest-bearing liabilities increased for the first three months of 2000 to 5.34%, as compared to 5.21% for the first three months of 1999. Consequently, the net interest spread for the first three months of 2000 increased to 4.63% compared to 4.30% for the first three months of 1999.

Total other income for the first quarter of 2000 was $483,318 compared to $536,760 for the first quarter of 1999. This decrease is primarily due to decreased volume in loan sales.

Total other expense for the first quarter of 2000 was $1,531,347 compared to $1,449,522 for the first quarter of 1999. This increase is primarily due to increased personnel costs. The annualized ratio of operating expenses to average assets decreased to 4.58% for the first three months of 2000 from 5.07% for the first three months of 1999.

PART II - OTHER INFORMATION

         Item 1. Legal Proceedings - None

         Item 2. Changes in Securities and Use of Proceeds
                 (a)None
                 (b)None
                 (c)None
                 (d)None

         Item 3. Defaults Upon Senior Securities - None

         Item 4. Submission of Matters to a Vote of Security  Holders - None

         Item 5. Other Information - None

         Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits
               --------

          Exhibit
          Number         Description
          ------         -----------

          3.1(1)         Articles of Incorporation
          3.2(2)         Bylaws, as amended through March 29, 1994
          10.1(3)(4)     Employment Agreement (Carl Hames) dated May 11, 1995
          10.2(3)(6)     First Cherokee Bancshares, Inc. 1999 Stock Option Plan
          10.3(1)        Agreement for Lease/Purchase of Real Property for Bank
                         Premises
          10.4(1)(3)     Form of Key Employee Stock Option Plan
          10.5(3)(5)     Form of Incentive Stock Option Certificate to Purchase
                         Stock of First Cherokee Bancshares, Inc., issued under
                         the Key Employee Stock Option Plan effective
                         October 13, 1988
          10.6(3)(5)     Form of Directors' Non-Qualified Stock Option Agreement
          27             Financial Data Schedule (for SEC use only) for quarter
                         ended March 31, 2000

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

         (5) Incorporated herein by reference to Exhibit 10.6 in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

         (6) Incorporated herein by reference to Appendix A to the Company's Proxy Statement filed on March 30, 1999.


(b) The Company has not filed any reports on Form 8-K during the three months ended March 31, 2000.

         Item 7. Signatures - attached

         SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         FIRST CHEROKEE BANCSHARES, INC.
         -------------------------------
            (Registrant)

DATE: May 12, 2000                                  BY:  /s/Carl C. Hames, Jr.
------------------                                       ---------------------
                                                            Carl C. Hames, Jr.
                                                    President & CEO/Principal
                                                            Executive Officer

DATE: May 12, 2000                                 BY:   /s/Kitty A. Kendrick
------------------                                       --------------------
                                                            Kitty A. Kendrick
                                                      Chief Financial Officer/
                                   Principal Financial and Accounting Officer