Form 10QSB
period 2000-06-30
FIRST CHEROKEE BANCSHARES INC
filed 2000-08-14
CIK 841545

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

X Yes    No

The number of shares outstanding of registrant's common stock par value $1.00 per share at June 30, 2000 was 775,325 shares.

Traditional Small Business Disclosure Format (check one): ___ Yes X No

                         First Cherokee Bancshares, Inc.
                           Consolidated Balance Sheet
                                  June 30, 2000
                                   (Unaudited)

                                     Assets
                                     ------
Cash & due from banks, including $1,205,662
     bearing interest                                                 $5,618,884
Federal funds sold                                                     1,120,000
                                                                       ---------
          Total cash & cash equivalents                                6,738,884

Investment securities available for sale, at fair value                  511,612
Other investments                                                      1,073,900
Loans, less allowance for loan losses
     of $1,720,905                                                   130,657,042
Premises and equipment, net                                            4,057,607
Accrued interest receivable and other assets                           6,077,509
                                                                       ---------
                    Total Assets                                    $149,116,554
                                                                    ============
                      Liabilities and Stockholders' Equity
                      ------------------------------------
Liabilities:
Deposits:
     Interest-bearing deposits                                      $110,835,876
     Noninterest-bearing deposits                                     21,855,644
                                                                      ----------
          Total deposits                                             132,691,520
Note payable and other borrowings                                      4,350,000
Accrued interest payable and other liabilities                         1,059,003
                                                                       ---------
                    Total Liabilities                                138,100,523

Stockholders' Equity:
Common stock ($1 par value; 10,000,000
     shares authorized, 775,325 shares issued)                           775,325
Additional paid-in-capital                                             6,900,777
Retained earnings                                                      3,822,509
Treasury Stock (25,992 shares acquired
     at cost)                                                          (475,119)
Accumulated other comprehensive
     income, net of tax                                                  (7,461)
                                                                         -------
               Total Stockholders' Equity                             11,016,031
                                                                      ----------
                    Total Liabilities and Stockholders' Equity      $149,116,554
                                                                    ============
                    See notes to consolidated financial statements

                         First Cherokee Bancshares, Inc.
                       Consolidated Statements of Earnings
                        For the six months ended June 30,
                                   (Unaudited)

Interest income:                                        2000             1999
                                                        ----             ----
     Interest and fees on loans                      $6,338,831       $4,591,527
     Interest on federal funds sold/overnight funds      18,391          157,426
     Interest and dividends on investments               52,263           50,698
                                                         ------           ------
          Total interest income                       6,409,485        4,799,651

Interest expense:
     Interest on deposits                             2,708,226        2,290,319
     Interest on note payable and other borrowings      147,255           34,926
                                                        -------           ------
         Total interest expense                       2,855,481        2,325,245

Net interest income                                   3,554,004        2,474,406
Provision for loan losses                               392,590          128,533
                                                        -------          -------
Net interest income after provision
     for loan losses                                  3,161,414        2,345,873
                                                      ---------        ---------

Other income:
     Gain on sales of loans                             259,497          570,867
     Service charges on deposit accounts
          and other income                              699,557          537,830
                                                        -------          -------
Total other income                                      959,054        1,108,697
                                                        -------        ---------

Other expense:
     Salaries and employee benefits                   1,673,218        1,485,100
     Occupancy                                          454,720          428,664
     Other operating expense                            971,902        1,014,150
                                                        -------        ---------
Total other expense                                   3,099,840        2,927,914
                                                      ---------        ---------

Earnings before income taxes                          1,020,628          526,656

Income Tax expense                                      389,000          199,080
                                                        -------          -------

Net earnings                                           $631,628         $327,576
                                                       ========         ========

Basic earnings per share                                  $0.83            $0.58
                                                          =====            =====
Diluted earnings per share                                $0.83            $0.50
                                                          =====            =====

                 See notes to consolidated financial statements

                         First Cherokee Bancshares, Inc.
                       Consolidated Statements of Earnings
                       For the three months ended June 30,
                                   (Unaudited)

Interest income:                                         2000            1999
                                                         ----            ----
     Interest and fees on loans                       $3,363,370      $2,354,335
     Interest on federal funds sold/overnight funds       10,908          35,482
     Interest and dividends on investments                25,611          10,320
                                                          ------          ------
          Total interest income                        3,399,889       2,400,137

Interest expense:
     Interest on deposits                              1,443,500       1,137,801
     Interest on note payable and other borrowings        66,851          10,769
                                                          ------          ------
          Total interest expense                       1,510,351       1,148,570

Net interest income                                    1,889,538       1,251,567
Provision for loan losses                                221,000          45,165
                                                         -------          ------
Net interest income after provision
     for loan losses                                   1,668,538       1,206,402
                                                       ---------       ---------

Other income:
     Gain on sales of loans                               97,103         319,675
     Service charges on deposit accounts
          and other income                               378,633         281,524
                                                         -------         -------
Total other income                                       475,736         601,199
                                                         -------         -------

Other expense:
     Salaries and employee benefits                      842,445         720,480
     Occupancy                                           234,812         222,112
     Other operating expense                             491,236         535,800
                                                         -------         -------
Total other expense                                    1,568,493       1,478,392
                                                       ---------       ---------

Earnings before income taxes                             575,781         329,209

Income Tax expense                                       210,000         120,000
                                                         -------         -------

Net earnings                                            $365,781        $209,209
                                                        ========        ========

Basic earnings per share                                   $0.49           $0.37
                                                           =====           =====
Diluted earnings per share                                 $0.49           $0.32
                                                           =====           =====

                 See notes to consolidated financial statements

                         First Cherokee Bancshares, Inc.
                 Consolidated Statements of Comprehensive Income
                        For the six months ended June 30,
                                   (Unaudited)

                                                         2000            1999
                                                         ----            ----
Net earnings                                           $631,628        $327,576
Other comprehensive income, net of tax:
  Unrealized losses on securities available for sale:
    Unrealized loss arising during the period, net
      of tax of $831 and $4,850, respectively            (1,341)         (7,822)
                                                         -------         -------
Other comprehensive income                               (1,341)         (7,822)
                                                         -------         -------
Comprehensive income                                   $630,287        $319,754
                                                       ========        ========

                 See Notes to Consolidated Financial Statements

                         First Cherokee Bancshares, Inc.
                 Consolidated Statements of Comprehensive Income
                       For the three months ended June 30,
                                   (Unaudited)

                                                         2000            1999
                                                         ----            ----
Net earnings                                           $365,781        $209,209
Other comprehensive income, net of tax:
  Unrealized gains (losses) on securities available for sale:
    Unrealized gain (loss) arising during the period, net
      of tax of $242 and ($4,049), respectively             397          (6,637)
                                                            ---          -------
Other comprehensive income                                  397          (6,637)
                                                            ---          -------
Comprehensive income                                   $366,178        $202,572
                                                       ========        ========

                 See Notes to Consolidated Financial Statements

                         First Cherokee Bancshares, Inc.
                      Consolidated Statements of Cash Flows
                        For the six months ended June 30,
                                   (Unaudited)

                                                       2000               1999
                                                       ----               ----
Cash flows from operating activities:
Net earnings                                         $631,628          $327,576
Adjustments to reconcile net earnings to net cash
  provided (used) in operating activities:
    Depreciation, amortization and accretion          190,526           160,344
    Provision for loan losses                         392,590           128,533
    Change in accrued interest payable and
      other liabilities                                35,207           (97,900)
    Net gain on sale of OREO                           (7,389)                0
    Change in accrued interest receivable and
      other assets                                   (225,084)       (3,849,364)
                                                      -------        -----------
        Total adjustments                             385,850        (3,658,387)
                                                    ---------          ---------
        Net Cash provided by operating activities   1,017,478        (3,330,811)

Cash flows from investing activities:
    Purchases of other investments                   (222,100)                0
    Proceeds from maturities and calls of investment
      securities available for sale                    18,999            27,184
    Proceeds from sale of OREO                        887,466                 0
    Net change in loans                           (21,834,351)      (17,489,215)
    Purchases of premises and equipment               (79,536)         (694,532)
                                                      --------         ---------
        Net Cash used by investing activities     (21,229,522)      (18,156,563)

Cash flows from financing activities:
    Net change in deposits                         21,970,106         7,257,959
    Proceeds from exercise of stock warrants            4,980           296,067
    Proceeds  from sale of treasury stock              41,569            76,674
    Net proceeds from FHLB advances                 1,000,000         3,000,000
    Net proceeds (repayment) of note payable         (625,299)          456,587
                                                     ---------          -------
        Net Cash provided by financing activities  22,391,356        11,087,287

Net change in cash and cash equivalents             2,179,312       (10,400,087)
Beginning cash and cash equivalents                 4,559,572        15,319,736
                                                    ---------        ----------
Ending cash and cash equivalents                   $6,738,884        $4,919,649
                                                   ==========        ==========
Noncash investing activities:
    Change in accumulated other comprehensive
         income, net of tax                           ($1,341)          ($7,822)
    Transfer of loans to OREO                        $104,500          $451,000
    Financed sale of OREO                            $109,915                $0

Supplemental disclosure of cash flow information:
    Interest Paid                                  $2,648,415        $2,320,696
    Income Taxes Paid                                $414,000          $194,000

                 See notes to consolidated financial statements

                         FIRST CHEROKEE BANCSHARES, INC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 2000

NOTE (1) - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of First Cherokee Bancshares, Inc. (the "Company") and its wholly-owned subsidiary, First National Bank of Cherokee (the "Bank"). All significant accounts have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with current year presentation.

The accompanying unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the Company's financial position as of June 30, 2000, and the results of its operations and its cash flows for the six-month period then ended. All such adjustments are normal and recurring in nature. The financial statements included herein should be read in conjunction with the consolidated financial statements and the related notes and the report of independent accountants included in the Company's 1999 Annual Report on Form 10-KSB.

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

Reconciliation of the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share" for the periods ended June 30, 2000 and June 30, 1999 are as follows:

                     For the six months ended June 30, 2000:

                                   Net Earnings     Common Shares      Per Share
                                    (Numerator)     (Denominator)        Amount
                                    -----------     -------------        ------
Basic earnings per share             $631,628          759,450            $0.83
Effect of dilutive securities
                  Stock options             0            1,899
                                            -            -----
Diluted earnings per share           $631,628          761,349            $0.83
                                     ========          =======            =====

                     For the six months ended June 30, 1999:

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
                                    ========           =======            =====

                    For the three months ended June 30, 2000:

                                   Net Earnings     Common Shares      Per Share
                                   (Numerator)      (Denominator)        Amount
                                   -----------      -------------        ------
Basic earnings per share             $365,781          748,096            $0.49
Effect of dilutive securities
                  Stock options             0              296
                                            -              ---
Diluted earnings per share           $365,781          748,392            $0.49
                                     ========          =======            =====

                    For the three months ended June 30, 1999:

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
                                     ========          =======            =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000

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

FINANCIAL CONDITION
-------------------

Total assets as of June 30, 2000 were $149.1 million compared to $126.1 million as of December 31, 1999. Assets of the Company increased approximately $8.9 million during the second quarter of 2000 as compared to an increase of approximately $14.1 million during the first quarter of 2000. This growth is due to normal business transactions.

Loans increased from $102.1 million at June 30, 1999 to $109.2 at December 31, 1999 and $130.7 million at June 30, 2000. Management anticipates loan production will continue to increase during the remainder of the year. The following table presents major classifications of loans at June 30, 2000:

                                                                        % of
                                                                        Total
                                               Total                    Loan
                                               Loans                  Portfolio
                                               -----                  ---------
         Commercial                      $   9,634,190                  7.28%
         SBA - unguaranteed                 25,671,006                 19.39%
         Real estate - mortgage             49,424,040                 37.34%
         Real estate - construction         38,072,296                 28.76%
         Installment and other consumer      9,576,415                  7.23%
                                             ---------                  -----
           Total loans                     132,377,947                100.00%
                                                                      =======
           Less: Allowance for loan losses  (1,720,905)
                                            -----------
           Total net loans                $130,657,042
                                          ============

Net premises and equipment were $4.1 million at June 30, 2000 compared to $4.2 million at December 31, 1999. Other assets decreased from $6.7 million as of December 31, 1999 to $6.1 million as of June 30, 2000.

Total deposits were $132.7 million at June 30, 2000 compared to $110.7 million at December 31, 2000. The Bank received $8 million in brokered deposits during the second quarter, but at costs lower than paid in the local market. As of June 30, 2000, interest-bearing deposits and non interest-bearing deposits were $110.8 million and $21.9 million, respectively. As of December 31, 1999, interest-bearing deposits and non interest-bearing deposits were $94.1 million and $16.7 million, respectively.

Management added a provision of $392,590 to the allowance for loan losses during the first two quarters of 2000. The addition is primarily attributable to the increased level of loans at June 30, 2000 compared to prior periods. The allowance had a balance of $1,720,905 at June 30, 2000, representing 1.30% of loans. Chargeoffs were $28,155 while recoveries were $17,779 resulting in net chargeoffs of $10,376 during the first six months of 2000. Management believes this allowance is adequate to cover possible loan losses. The following table presents the activity in the allowance for the first two quarters of 2000. At June 30, 2000, management determined that two loans required specific reserves totaling $65,413. The allowance is allocated among the loan categories based on the relative percentage of the particular category to total loans.



                         FIRST CHEROKEE BANCSHARES, INC.
                    ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

       Balance, December 31, 1999                               $1,338,691

       Chargeoffs                                                  (28,155)

       Recoveries
                                                                    17,779

       Provision for Loan Losses                                   392,590
                                                                   -------

       Balance, June 30, 2000                                   $1,720,905
                                                                ==========


NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS
At June 30, 2000, the Bank had eight loans classified as nonaccrual totaling $236,936, all of which are secured by real estate, vehicles, equipment or inventory. The Bank's impaired loans consist of those nonaccrual loans that are either greater than 90 days delinquent as of June 30, 2000 or are classified as nonaccrual by management because the collection of interest from the borrower is doubtful. Specific reserves totaling $65,413 have been allocated on certain nonaccrual loans considered impaired. Interest income from impaired loans is recognized using a cash basis method of accounting for the time period during which the loans were impaired. If interest income on the total nonaccrual loans had been accrued, such income would have approximated $28,317 as of June 30, 2000. Interest income on such loans, recorded only when received, was approximately $46,536, for the first six months of 2000. As of June 30, 2000, the Bank had no properties classified as other real estate owned. The ratio of loans past due 30 days or more to total loans was 3.37% at June 30, 2000 compared to .95% at December 31, 1999. There was one loan past due 90 days, totaling $999,129, which was on accrual status as of June 30, 2000 due to anticipated collection of interest. There were no loans past due 90 days or more still accruing interest as of December 31, 1999. There were no restructured loans as of June 30, 2000 or December 31, 1999.

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

CAPITAL RESOURCES

At June 30, 2000, consolidated stockholders' equity was $11,016,031 or 7.39% of total assets compared to $10,339,195 or 8.20% of total assets at December 31, 1999. Options exercised during the quarter resulted in the issue of 1,100 new shares and the Bank's 401k plan purchased 2,284 shares from treasury stock. The Company's common stock had a book value of $14.70 per share at June 30, 2000 compared to a book value of $13.86 per share at December 31, 1999. At the end of the second quarter of 2000, the Company had approximately 500 stockholders of record.

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

The following table sets forth information with respect to the risk-based and leverage ratios for the Company and Bank at June 30, 2000 and 1999 compared to minimum ratios required by regulation.


<CAPTION                                                                                                 To Be Well
                                                                                                      Capitalized Under
                                                                            For Capital               Prompt Corrective
                                                   Actual                Adequacy Purposes            Action Provisions
                                    --------------------------------------------------------------------------------------
                                            Amount        Ratio          Amount        Ratio         Amount        Ratio
                                            ------        -----          ------        -----         ------        -----
As of June 30, 2000:
  Total Capital (to Risk-Weighted Assets)
             Consolidated                  $12,560        9.85%          10,206        8.00%         12,757        10.00%
             Bank                          $12,786       10.02%          10,206        8.00%         12,757        10.00%
  Tier 1 Capital (to Risk-Weighted Assets)
             Consolidated                  $10,964        8.59%           5,103        4.00%          7,654         6.00%
             Bank                          $11,190        8.77%           5,103        4.00%          7,654         6.00%
  Tier 1 Capital (to Average Assets)
             Consolidated                  $10,964        7.71%           5,692        4.00%          7,114         5.00%
             Bank                          $11,190        7.86%           5,692        4.00%          7,114         5.00%

As of June 30, 1999:
  Total Capital (to Risk-Weighted Assets)
             Consolidated                   $9,316        9.02%           8,262        8.00%         10,327        10.00%
             Bank                          $10,341       10.01%           8,262        8.00%         10,327        10.00%
  Tier 1 Capital (to Risk-Weighted Assets)
             Consolidated                   $8,022        7.77%           4,131        4.00%          6,196         6.00%
             Bank                           $9,047        8.76%           4,131        4.00%          6,196         6.00%
  Tier 1 Capital (to Average Assets)
             Consolidated                   $8,022        6.89%           4,658        4.00%          5,822         5.00%
             Bank                           $9,047        7.77%           4,658        4.00%          5,822         5.00%

RESULTS OF OPERATIONS
---------------------

The Company recognized earnings of $631,628 for the first two quarters of 2000. In comparison, net earnings for the first two quarters of 1999 were $327,576.

Net interest income for the first six months of 2000 was $3,554,004 as compared to $2,474,406 for the first six months of 1999. The average yield on earning assets for the first two quarters of 2000 increased to 10.21% as compared to 9.39% for the first two quarters of 1999. The increase is primarily due to the increase in the prime lending rate. The average cost of funds on interest-bearing liabilities increased for the first six months of 2000 to 5.36%, as compared to 5.12% for the first six months of 1999. The increase is primarily due to increased rates in the Bank's marketplace. Consequently, the net interest spread for the first six months of 2000 increased to 4.85% compared to 4.27% for the first six months of 1999.

Total other income for the first half of 2000 was $959,054 compared to $1,108,697 for the first half of 1999. The decrease is primarily due to decreased premiums from the sale of SBA loans.

Total other expense for the first half of 2000 was $3,099,840 compared to $2,927,914 for the first half of 1999. The increase is primarily due to increased personnel costs. The annualized ratio of operating expenses to average assets improved to 4.48% for the first six months of 2000 from 5.07% for the first six months of 1999.

PART II - OTHER INFORMATION

      Item 1. Legal Proceedings - None

      Item 2. Changes in Securities and Use of Proceeds
              (a) None
              (b) None
              (c) In May,  2000,  the Company  sold 2,284  unregistered shares of its common stock, par value $1.00 per share, to the Bank's 401(K) Profit Sharing Plan for Bank employees. The Company sold the unregistered shares for $16.00 per share. Because the Company only sold these shares to the Bank's 401(K) Profit Sharing Plan, the transaction did not involve public offering and is exempt from registration under
                  Section 4(2) of the Securities Act of 1933.

                  In May 2000, Carl C. Hames, Jr., president of the Company, exercised an incentive stock option, granted him under his Employment Agreement with the Company, to purchase 1,100 shares of Company stock. The Company sold 1,100 unregistered shares of its common stock, par value $1.00 per share, to Mr. Hames for $9.09 per share. Because the Company only sold these shares to Mr. Hames under the terms of his Employment Agreement, the transaction did not involve a public offering and is exempt from registration under Section 4(2) of the Securities Act of 1933.
              (d) None

      Item 3. Defaults Upon Senior Securities - None

      Item 4. Submission of Matters to a Vote of Security  Holders - None
              (a) An Annual Shareholders Meeting was held on April 26, 2000.
              (b) All of the thirteen  incumbent  directors were elected to serve one-year terms until the annual meeting of shareholders in 2001. The following table sets forth the number of votes cast for and withheld with respect to each nominated Director. There were no abstentions or broker non-votes.

         Name of Nominee            Votes for             Votes Withheld
         ---------------            ---------             --------------
         Alan D. Bobo                506,285                   220
         Elwin K. Bobo               506,285                   220
         Michael A. Edwards          506,285                   220
         J. Stanley Fitts            506,285                   220
         Russell L. Flynn            506,275                   230
         Carl C. Hames, Jr.          506,010                   495
         C. Garry Haygood            506,175                   330
         Thomas D. Hopkins           506,285                   220
         Bobby R. Hubbard            506,285                   220
         R. O. Kononen, Jr.          506,285                   220
         Dennis M. Lord              506,285                   220
         Larry R. Lusk               506,285                   220
         Dr. Stuart R. Tasman        506,285                   220

Pursuant to Rule 14a-4(c)(1) promulgated under the Securities Exchange Act of 1934, as amended, shareholders desiring to present a proposal for consideration at the Company's 2001 Annual Meeting of Shareholders must notify the Company in writing at its principal office at 9860 Highway 92, Woodstock, Ga. 30188, of the contents of such proposal no later than December 1, 2000. Failure to timely submit such a proposal will enable the proxies appointed by management to exercise their discretionary voting authority when the proposal is raised at the Annual Meeting of Shareholders without any discussion of the matter in the proxy statement.

      Item 5. Other Information - None

      Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits

          Exhibit
          Number         Description

          3.1(1)         Articles of Incorporation
          10.1(3)(4)     Employment Agreement (Carl Hames) dated May 11, 1995
          10.2(3)(6)     First Cherokee Bancshares, Inc. 1999 Stock Option Plan
          10.3(1)        Agreement for Lease/Purchase of Real Property for Bank
                         Premises
          10.4(1)(3)     Form of Key Employee Stock Option Plan
          10.5(3)(5)     Form of Incentive Stock Option Certificate to Purchase
                         Stock of First Cherokee Bancshares, Inc., issued under
                         the Key Employee Stock Option Plan effective
                         October 13, 1988
          10.6(3)(5)     Form of Directors' Non-Qualified Stock Option Agreement
          10.7(3)        Employment Agreement (Carl Hames) dated May 11, 2000.
          27             Financial Data Schedule (for SEC use only) for quarter
                         ended June 30, 2000
________________________

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

         (6) Incorporated herein by reference to Appendix A to the Company's Proxy Statement filed on March 30, 1999.

     (b) The Company has not filed any reports on Form 8-K during the six months ended June 30, 2000.

      Item 7. Signatures - attached

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         FIRST CHEROKEE BANCSHARES, INC.
         -------------------------------
            (Registrant)

DATE: August 14, 2000                                 BY:  /s/Carl C. Hames, Jr.
      ---------------                                      ---------------------
                                                              Carl C. Hames, Jr.
                                                       President & CEO/Principal
                                                               Executive Officer

DATE: August 14, 2000                                 BY:   /s/Kitty A. Kendrick
      ---------------                                       --------------------
                                                               Kitty A. Kendrick
                                                        Chief Financial Officer/
                                      Principal Financial and Accounting Officer

                                                          Exhibit 10.7(3)

                               EMPLOYMENT CONTRACT

THIS AGREEMENT made and entered into this May 11th, 2000 between First Cherokee Bancshares, Inc. a national bank holding company ("BHC"), with its principal subsidiary a national bank, the ("subsidiary"), a banking institution chartered by the Office of the Comptroller of the Currency, ("employer"), and Carl C. Hames, Jr. ("employee");

WHEREAS, the employer is a Bank Holding Company and National Bank in Cherokee County, Georgia; and

WHEREAS, employee is the CEO/President of said BHC and CEO of its subsidiary;
and

WHEREAS, employer wishes to provide for the terms and conditions of employee's employment;

NOW, therefore, in consideration of the premises and mutual covenants and agreements set forth herein, the parties hereby agree as follows:

/1/ RELATIONSHIP ESTABLISHED AND DUTIES

(a.) Employer hereby employs employee as CEO/President of BHC and CEO of subsidiary, to hold those offices, and to perform such services and duties as its Board of Directors may, from time to time, designate during the term hereof. Subject to the terms and conditions hereof, the employee will perform such duties and exercise such authority as customarily performed and exercised by persons holding such offices, subject to the general direction of the Board of Directors of the employer, exercised in good faith in accordance with standards of reasonable business judgment.

(b.) Employee shall serve on the Board of Directors of employer and of the subsidiary and as a member of the subsidiary's Executive Committee, subject to the terms hereof.

(c.) Employee accepts such employment and shall devote his full time, attention and efforts to the diligent performance of his duties herein specified and as an officer and director of employer and will not accept employment with any other individual, corporation, partnership, governmental authority or other entity, or engage in any other venture for profit which the employer may consider to be in conflict with his business or its best interest or to be in competition with employer's business, or which may interfere in any way with the employee's performance of his duties hereunder.

/2/ TERMS OF EMPLOYMENT

Employment shall commence upon the effective date hereof and term shall continue for (5) consecutive years unless such is terminated pursuant to the terms hereof or by the first to occur of the conditions to be stated hereinafter. The term previously stated notwithstanding this contract shall be terminated by the earlier to occur of any of the following:

(a.) the death of employee;

(b.) the complete disability of employee. "Complete disability" as used herein shall mean the inability of employee, due to illness, accident, or any other physical or mental incapacity to perform the services provided for hereunder for an aggregate of sixty (60) days within any period of 120 consecutive days during the term hereof;

(c.) the discharge of employee by the employer for "cause" as used herein shall include, without limitation: dishonesty; theft; conviction of a crime; unethical business conduct in conflict with Employer's interests. Discharge for cause will require a three fourth's majority vote of the Board of Directors in their entirety.

Termination of employee's employment under any of these terms shall constitute a tender by employee of his resignation as an officer and director of employer.

/3/ COMPENSATION

For services which employee may render to employer during the term hereof, employer shall pay to employee, subject to such deductions as may be required by law:

(a.) Base Salary. An annual base salary of $140,000.00 payable in equal monthly installments and subject to such deductions as may be required by law. Upon each anniversary of the effective date of this agreement the annual base salary will be adjusted by not less than the change in the consumer price index for metropolitan Atlanta, Georgia(limited to a maximum of 8% cost of living adjustment).

(b.) Performance Bonuses. Each year a cash performance bonus may be paid to the employee (not later than sixty days following the close of the bank's fiscal year). ROA is to be calculated so that the accrual of the executive officers bonuses would not reduce the ROA. The bonus plan would stay in effect as long as the bank's CAMEL rating stays at (2) or higher. The criteria for the Performance Bonus will be as follows:

Return on average assets                       Bonus as % of base salary
------------------------                       -------------------------
     Under.25%                                            0%
     .25%-.50%                                           10%
     .51%-.75%                                           20%
     .76%-1.00%                                          30%
    1.01% - 1.25%                                        40%
    1.26% - 1.50%                                        45%
    1.51% - 1.60%                                        50%
    1.61% - 1.70%                                        60%
    1.71% - 1.80%                                        70%
    1.81% - 1.90%                                        80%
    1.91% - 2.00%                                        90%
    2.01% - 2.10%                                       100%

/4/ OTHER BENEFITS

During the term of his employment hereunder, employer shall furnish to employee
(i) an automobile allowance, ($750.00 per month). (ii) a term life insurance policy providing for death benefits of at least 2 times annual salary (iii) group health and hospital insurance covering employees family; (iv) long term disability insurance policy with benefits of at least 60% of his annual salary, provided that the employee shall be insurable. Employer will continue to provide a pension plan (Benmark).

/5/ NOTICE UNDER SECTION 914 (FIRREA -12 U.S.C. 1831 i)

This contract shall cease and be null, void, and of no further force and effect upon any notice of opposition given by the Office of Comptroller of the Currency as defined in 12 CFR 5.51 (c) (3), (thirty day notice of a proposed change in Senior Executive Officers).

/6/ EXPENSES

Upon presentment to employer of expense reports in sufficiently detailed form to comply with standards for deductibility of business expenses established from time to time by the Internal Revenue Service, employer will reimburse employee for such reasonable business expenses incurred by employee in connection with performance of his duties hereunder. Employee will submit expenses for his monthly membership dues and business related expenses in his country club, for reimbursement, on a monthly basis.

/7/ POST TERMINATION COVENANTS

If during the term hereof employee shall cease employment hereunder for any reason, then employee agrees that for one (1) year following such termination he will not be employed in the banking business or any related field thereto in the primary service area as defined in the national bank charter application to the Office of the Comptroller of the Currency. Furthermore, following such termination employee agrees he will not without the prior written consent of employer: (1) furnish anyone with the name of, or any list or lists of customers or stockholders of the employer or utilize such list or information himself; or (ii) furnish, use, or divulge to anyone any information acquired by him from employer relating to employer's methods of doing business; or (iii) contact directly or indirectly any customer of employer; or (iv) hire for any other employer ( including himself) any employee of employer or directly or indirectly cause such employee to leave his employment to work for another; or
(v) undertake a business opportunity that came to the attention of employee through his employment with employer which employee had not previously offered in writing to employer and which employer had not rejected in writing.

It is understood and agreed by the parties hereto that the provisions of this paragraph are independent of each other, and the invalidity of any such provision or portion thereof shall not affect the validity or enforceability of any other provisions of this agreement.

/8/ WAIVER OF PROVISIONS

Failure of any of the parties to insist, in one or more instances, on performance by the others in strict accordance with the terms and conditions of this agreement shall not be deemed a waiver or relinquishment of any right granted hereunder or of the future performance of any such term or condition or of any other term or condition of this agreement, unless such waiver is contained in a writing signed by or on behalf of all the parties.

/9/ GOVERNING LAW

This agreement shall be governed by and construed and enforced in accordance with the laws of the State of Georgia. If for any reason any provision of this agreement shall be held by a court of competent jurisdiction to be void or unenforceable, the same shall not affect the remaining provisions thereof.

/10/ MODIFICATION AND AMENDMENT

This agreement contains the sole and entire agreement among the parties hereto and supersedes all prior discussions and agreements among the parties, and any such prior agreements shall, from and after the date hereof, be null and void. This agreement shall not be modified or amended except by an instrument in writing signed by or on behalf of the parties hereto.

/11/ COUNTERPARTS AND HEADINGS

This agreement may be executed simultaneously in any number of counterparts, each of which shall be deemed an original but all of which shall constitute one and the same instrument. The headings set out herein are for convenience of reference and shall not be deemed a part of this agreement.

/12/ ARBITRATION

In the event of any dispute between employee and employer, then employee and employer shall submit any claim to a mutually agreeable third party for arbitration. The decision of the third party shall be binding on employee and employer.

/13/ SUCCESSORS

The agreement shall insure to the benefit of and be binding upon the Employer, its successors and assigns and upon the Employee, his personal representatives and assigns.

/14/ CONTRACT NONASSIGNABLE

Upon employer's receipt of any approvals necessary from the Federal Reserve Bank of Atlanta, Georgia, Office of the Comptroller of the Currency, Federal Deposit Insurance Corporation, the Secretary of State of the State of Georgia, State of Georgia Department of Banking and Finance and any other regulator or authority required, employer shall cause this agreement, in whole to be, for the benefit of the BHC and its subsidiary.

This agreement may not be otherwise assigned or transferred by any party hereto, in whole or in part, without prior written consent of the other.

15. EFFECTIVE DATE

This Agreement shall become effective on May 11th. 2000.

       IN WITNESS WHEREOF, the parties hereto have executed this agreement under seal as of the date first above.

Accepted- Employee

By the Executive Committee:

/s/C. Garry Haygood
-------------------
C. Garry Haygood

/s/J. Stanley Fitts
-------------------
J. Stanley Fitts

/s/Dennis M. Lord
-----------------
Dennis M. Lord

/s/Thomas D. Hopkins, Jr.
-------------------------
Thomas D. Hopkins, Jr.