Form 10QSB
period 2000-09-30
FIRST CHEROKEE BANCSHARES INC
filed 2000-11-14
CIK 841545

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

X Yes      No

The number of shares outstanding of registrant's common stock par value $1.00 per share at September 30, 2000 was 711,507 shares.

Traditional Small Business Disclosure Format (check one): ___ Yes    X  No

                         First Cherokee Bancshares, Inc.
                           Consolidated Balance Sheet
                               September 30, 2000
                                   (Unaudited)

                                     Assets
                                     ------
Cash & due from banks, including $4,744,784
     bearing interest                                                $9,841,018
Federal funds sold                                                    1,230,000
                                                                      ---------
          Total cash & cash equivalents                              11,071,018
Investment securities available for sale,
     at fair value                                                      513,558
Other investments                                                     1,073,900
Loans, less allowance for loan losses
     of $1,841,964                                                  134,633,036
Premises and equipment, net                                           4,129,183
Accrued interest receivable and other assets                          6,725,561
                                                                      ---------
                    Total Assets                                   $158,146,256
                                                                   ============
                      Liabilities and Stockholders' Equity
                      ------------------------------------
Liabilities:
Deposits:
     Interest-bearing deposits                                     $123,405,008
     Noninterest-bearing deposits                                    21,640,340
                                                                     ----------
          Total deposits                                            145,045,348
Note payable and other borrowings                                     1,263,259
Accrued interest payable and other liabilities                        1,238,506
                                                                      ---------
                    Total Liabilities                               147,547,113

Stockholders' Equity:
Common stock ($1 par value; 10,000,000
     shares authorized, 775,325 shares issued,
     711,507 shares outstanding)                                        775,325
Additional paid-in-capital                                            6,900,777
Retained earnings                                                     4,216,603
Treasury Stock (63,818 shares acquired
     at cost)                                                        (1,288,378)
Accumulated other comprehensive
     income, net of tax                                                  (5,184)
                                                                          -----
           Total Stockholders' Equity                                10,599,143
                                                                     ----------
                Total Liabilities and Stockholders' Equity         $158,146,256
                                                                   ============
                 See notes to consolidated financial statements

                         First Cherokee Bancshares, Inc.
                       Consolidated Statements of Earnings
                     For the nine months ended September 30,
                                   (Unaudited)

Interest income:                                         2000           1999
                                                         ----           ----
     Interest and fees on loans                       $9,900,992     $7,188,983
     Interest on federal funds sold/overnight funds      145,174        180,839
     Interest and dividends on investments                77,972         74,175
                                                          ------         ------
          Total interest income                       10,124,138      7,443,997

Interest expense:
     Interest on deposits                              4,476,775      3,416,901
     Interest on note payable and other borrowings       162,499        106,760
                                                         -------        -------
         Total interest expense                        4,639,274      3,523,661

Net interest income                                    5,484,864      3,920,336
Provision for loan losses                                606,244        140,019
                                                         -------        -------
Net interest income after provision
     for loan losses                                   4,878,620      3,780,317
                                                       ---------      ---------
Other income:
     Gain on sales of loans                              423,439        919,698
     Service charges on deposit accounts
          and other income                             1,109,379        863,453
                                                       ---------        -------
Total other income                                     1,532,818      1,783,151
                                                       ---------      ---------
Other expense:
     Salaries and employee benefits                    2,565,574      2,255,293
     Occupancy                                           697,852        657,459
     Other operating expense                           1,489,290      1,618,633
                                                       ---------      ---------
Total other expense                                    4,752,716      4,531,385
                                                       ---------      ---------
Earnings before income taxes                           1,658,722      1,032,083

Income tax expense                                       633,000        386,080
                                                         -------        -------
Net earnings                                          $1,025,722       $646,003
                                                      ==========       ========
Basic earnings per share                                   $1.37          $1.13
                                                           =====          =====
Diluted earnings per share                                 $1.37          $0.99
                                                           =====          =====
                 See notes to consolidated financial statements

                         First Cherokee Bancshares, Inc.
                       Consolidated Statements of Earnings
                    For the three months ended September 30,
                                   (Unaudited)

Interest income:                                         2000           1999
                                                         ----           ----
     Interest and fees on loans                       $3,562,161     $2,597,456
     Interest on federal funds sold/overnight funds      126,783         23,413
     Interest and dividends on investments                25,709         23,477
                                                          ------         ------
          Total interest income                        3,714,653      2,644,346

Interest expense:
     Interest on deposits                              1,768,549      1,126,581
     Interest on note payable and other borrowings        15,244         71,835
                                                          ------         ------
          Total interest expense                       1,783,793      1,198,416

Net interest income                                    1,930,860      1,445,930
Provision for loan losses                                213,654         11,486
                                                         -------         ------
Net interest income after provision
     for loan losses                                   1,717,206      1,434,444
                                                       ---------      ---------

Other income:
     Gain on sales of loans                              163,942        348,831
     Service charges on deposit accounts
          and other income                               409,822        325,623
                                                         -------        -------
Total other income                                       573,764        674,454
                                                         -------        -------

Other expense:
     Salaries and employee benefits                      892,356        770,193
     Occupancy                                           243,132        228,795
     Other operating expense                             517,388        604,483
                                                         -------        -------
Total other expense                                    1,652,876      1,603,471
                                                       ---------      ---------

Earnings before income taxes                             638,094        505,427

Income tax expense                                       244,000        187,000
                                                         -------        -------

Net earnings                                            $394,094       $318,427
                                                        ========       ========

Basic earnings per share                                   $0.53          $0.54
                                                           =====          =====
Diluted earnings per share                                 $0.53          $0.47
                                                           =====          =====
                 See notes to consolidated financial statements

                         First Cherokee Bancshares, Inc.
                 Consolidated Statements of Comprehensive Income
                     For the nine months ended September 30,
                                   (Unaudited)

                                                         2000            1999
                                                         ----            ----
Net earnings                                          $1,025,722       $646,003
Other comprehensive income, net of tax:
  Unrealized gains (losses) on securities available
   for sale:
  Unrealized gain (loss) arising during the period,
   net of tax of $580 and ($4,964), respectively             936         (8,006)
                                                             ---         -------
Other comprehensive income                                   936         (8,006)
                                                             ---         -------
Comprehensive income                                  $1,026,658       $637,997
                                                      ==========       ========

                 See notes to consolidated financial statements

                         First Cherokee Bancshares, Inc.
                 Consolidated Statements of Comprehensive Income
                    For the three months ended September 30,
                                   (Unaudited)

                                                         2000            1999
                                                         ----            ----
Net earnings                                           $394,094        $318,427
Other comprehensive income, net of tax:
  Unrealized gains (losses) on securities available
   for sale:
  Unrealized gain (loss) arising during the period,
   net of tax of $1,412 and ($4,115), respectively        2,277          (6,637)
                                                          -----           -----
Other comprehensive income                                2,277          (6,637)
                                                          -----           -----
Comprehensive income                                   $396,371        $311,790
                                                       ========        ========

                 See notes to consolidated financial statements

                         First Cherokee Bancshares, Inc.
                      Consolidated Statements of Cash Flows
                     For the nine months ended September 30,
                                   (Unaudited)
                                                       2000              1999
                                                       ----              ----
Cash flows from operating activities:
Net earnings                                       $1,025,722          $646,003
Adjustments to reconcile net earnings to net cash
  provided (used) in operating activities:
    Depreciation, amortization and accretion          346,402           252,067
    Provision for loan losses                         606,244           140,019
    Change in accrued interest payable and
      other liabilities                               214,710         1,587,370
    Net gain on sale of OREO                           (7,389)                0
    Change in accrued interest receivable and
      other assets                                   (545,557)       (3,097,246)
                                                      -------         ---------
        Total adjustments                             614,410        (1,117,790)
                                                      -------         ---------
        Net Cash provided (used) by
          operating activities                      1,640,132          (471,787)

Cash flows from investing activities:
    Purchases of other investments                   (222,100)                0
    Improvements to OREO                             (168,549)                0
    Proceeds from maturities and calls of investment   26,173          (126,650)
      securities available for sale
    Proceeds from sale of OREO                        887,466                 0
    Net change in loans                           (26,225,844)      (15,763,420)
    Purchases of premises and equipment              (271,017)         (801,820)
                                                      -------           -------
        Net Cash used by investing activities     (25,973,871)      (16,691,890)

Cash flows from financing activities:
    Net change in deposits                         34,323,934         6,165,633
    Proceeds from exercise of stock options            10,000           317,453
    Proceeds from sale of treasury stock               36,550            76,674
    Purchase of treasury stock                       (813,259)                0
    Net proceeds from FHLB advances                (3,000,000)                0
    Net proceeds from note payable                    287,960           455,378
                                                      -------           -------
        Net Cash provided by financing activities  30,845,185         7,015,138

Net change in cash and cash equivalents             6,511,446       (10,148,539)
Beginning cash and cash equivalents                 4,559,572        15,319,736
                                                    ---------        ----------
Ending cash and cash equivalents                  $11,071,018        $5,171,197
                                                  ===========        ==========
Noncash investing activities:
    Change in accumulated other comprehensive
         income, net of tax                              $936           ($8,006)
    Transfer of loans to other real estate           $306,345                $0
    Financed Sale of OREO                            $109,915                $0
Supplemental disclosure of cash flow information:
    Interest Paid                                  $4,270,376        $3,457,019
    Income Taxes Paid                                $717,000          $271,000

                 See notes to consolidated financial statements

                         FIRST CHEROKEE BANCSHARES, INC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 2000

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

The accompanying unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the Company's financial position as of September 30, 2000, and the results of its operations and its cash flows for the nine-month period then ended. All such adjustments are normal and recurring in nature. The financial statements included herein should be read in conjunction with the consolidated financial statements and the related notes and the report of independent accountants included in the Company's 1999 Annual Report on Form 10-KSB.

NOTE (2) - NET EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares.

Reconciliation of the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share" for the periods ended September 30, 2000 and September 30, 1999 are as follows:

                  For the nine months ended September 30, 2000:

                                 Net Earnings       Common Shares      Per Share
                                 (Numerator)        (Denominator)        Amount
                                  ---------          -----------         ------
Basic earnings per share         $1,025,722            746,281           $1.37
Effect of dilutive securities:
                  Stock options           0              3,627
                                          -              -----
Diluted earnings per share       $1,025,722            749,908           $1.37
                                 ==========            =======           =====

                  For the nine months ended September 30, 1999

                                 Net Earnings       Common Shares      Per Share
                                 (Numerator)        (Denominator)        Amount
                                  ---------          -----------         ------
Basic earnings per share           $646,003            569,227           $1.13
Effect of dilutive securities:
                  Stock options           0              5,093
                  Warrants                0             79,405
                                          -             ------
Diluted earnings per share         $646,003            653,725           $0.99
                                   ========            =======           =====

                 For the three months ended September 30, 2000:

                                 Net Earnings       Common Shares      Per Share
                                 (Numerator)        (Denominator)        Amount
                                  ---------          -----------         ------
Basic earnings per share           $394,094                744,810       $0.53
Effect of dilutive securities:
                  Stock options           0                  4,344
                                          -                  -----
Diluted earnings per share         $394,094                749,154       $0.53
                                   ========                =======       =====

                 For the three months ended September 30, 1999:

                                 Net Earnings       Common Shares      Per Share
                                 (Numerator)        (Denominator)        Amount
                                  ---------          -----------         ------
Basic earnings per share           $318,427                587,303       $0.54
Effect of dilutive securities:
                  Stock options           0                  5,675
                  Warrants                0                 79,379
                                          -                 ------
Diluted earnings per share         $318,427                672,357       $0.47
                                   ========                =======       =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

FORWARD LOOKING STATEMENTS
--------------------------

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

FINANCIAL CONDITION
-------------------

Total assets as of September 30, 2000 were $158.1 million compared to $126.1 million as of December 31, 1999. Assets of the Company increased approximately $9 million during the third quarter of 2000 as compared to an increase of approximately $8.9 million during the second quarter of 2000. This growth is due to normal business transactions.

Loans increased from $100.8 million at September 30, 1999 to $109.2 at December 31, 1999 and $134.6 million at September 30, 2000. Management anticipates loan production will continue to increase during the remainder of the year. The following table presents major classifications of loans at September 30, 2000:

                                                                         % of
                                                                         Total
                                                    Total                Loan
                                                    Loans              Portfolio
                                                    -----              ---------
         Commercial                           $   9,661,016               7.08%
         SBA - unguaranteed                      24,522,698              17.97%
         Real estate - mortgage                  53,195,326              38.98%
         Real estate - construction              39,512,570              28.95%
         Installment and other consumer           9,583,390               7.02%
                                                  ---------               ----
           Total loans                          136,475,000             100.00%
                                                                        ======
           Less: Allowance for loan losses       (1,841,964)
                                                  ---------
           Total net loans                     $134,633,036
                                                ===========


Net premises and equipment were $4.1 million at September 30, 2000 compared to $4.2 million at December 31, 1999. Other assets were $6.7 million as of December 31, 1999 and as of September 30, 2000.

Total deposits were $145.0 million at September 30, 2000 compared to $110.7 million at December 31, 1999. The Bank received $8 million in brokered deposits during the third quarter, but at costs lower than paid in the local market. As of September 30, 2000, interest-bearing deposits and non interest-bearing deposits were $123.4 million and $21.6 million, respectively. As of December 31, 1999, interest-bearing deposits and non interest-bearing deposits were $94.1 million and $16.7 million, respectively.

Management added provisions totaling $606,244 to the allowance for loan losses during the first three quarters of 2000. The addition is primarily attributable to the increased level of loans at September 30, 2000 compared to prior periods. The allowance had a balance of $1,841,964 at September 30, 2000, representing 1.35% of loans. Chargeoffs were $125,339 while recoveries were $22,369 resulting in net chargeoffs of $102,970 during the first nine months of 2000. Management believes this allowance is adequate to cover possible loan losses. The following table presents the activity in the allowance for the first three quarters of 2000. At September 30, 2000, management determined that one loan required specific reserves totaling $3,548. The allowance is allocated among the loan categories based on the relative percentage of the particular category to total loans.


                         FIRST CHEROKEE BANCSHARES, INC.
                    ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

         Balance, December 31, 1999                        $1,338,691

         Chargeoffs                                          (125,339)

         Recoveries                                            22,369

         Provision for Loan Losses                            606,244
                                                              -------
         Balance, September 30, 2000                       $1,841,964
                                                           ==========

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS
-------------------------------------------

At September 30, 2000, the Bank had six loans classified as nonaccrual totaling $1,436,877, all of which are secured by real estate, vehicles, equipment or inventory. The Bank's impaired loans consist of those nonaccrual loans that are either greater than 90 days delinquent as of September 30, 2000 or are classified as nonaccrual by management because the collection of interest from the borrower is doubtful. Specific reserves totaling $3,548 have been allocated on certain nonaccrual loans considered impaired. Interest income from impaired loans is recognized using a cash basis method of accounting for the time period during which the loans were impaired. If interest income on the total nonaccrual loans had been accrued, such income would have approximated $132,456 as of September 30, 2000. Interest income on such loans, recorded only when received, was approximately $114,342, for the first nine months of 2000. As of September 30, 2000, the Bank had two properties classified as other real estate owned, totaling $303,403. The ratio of loans past due 30 days or more to total loans was 1.01% at September 30, 2000 compared to .95% at December 31, 1999. There were no loans past due 90 days or more still accruing interest as of September 30, 2000 or December 31, 1999. There were no restructured loans as of September 30, 2000 or December 31, 1999.

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


CAPITAL RESOURCES
-----------------

At September 30, 2000, consolidated stockholders' equity was $10,599,143 or 6.70% of total assets compared to $10,339,195 or 8.20% of total assets at December 31, 1999. During the third quarter, the Company purchased 37,826 shares of stock back from one investor for $21.50 per share. The Company's common stock had a book value of $14.90 per share at September 30, 2000 compared to a book value of $13.86 per share at December 31, 1999. At the end of the third quarter of 2000, the Company had approximately 500 stockholders of record.

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

The following table sets forth information with respect to the risk-based and leverage ratios for the Company and Bank at September 30, 2000 and 1999 compared to minimum ratios required by regulation.

                                                                                                         To Be Well
                                                                                                      Capitalized Under
                                                                            For Capital               Prompt Corrective
                                                   Actual                Adequacy Purposes            Action Provisions
                                    --------------------------------------------------------------------------------------
                                            Amount       Ratio           Amount       Ratio          Amount        Ratio
As of September 30, 2000:
  Total Capital (to Risk-Weighted Assets)
             Consolidated                  $12,215        9.20%          10,623        8.00%            N/a           N/a
             Bank                          $13,375       10.07%          10,623        8.00%         13,279        10.00%
  Tier 1 Capital (to Risk-Weighted Assets)
             Consolidated                  $10,553        7.95%           5,312        4.00%            N/a           N/a
             Bank                          $11,712        8.82%           5,312        4.00%          7,967         6.00%
  Tier 1 Capital (to Average Assets)
             Consolidated                  $10,553        6.75%           6,253        4.00%            N/a           N/a
             Bank                          $11,712        7.49%           6,253        4.00%          7,816         5.00%

As of September 30, 1999:
  Total Capital (to Risk-Weighted Assets)
             Consolidated                   $9,634        9.54%           8,079        8.00%            N/a           N/a
             Bank                          $10,657       10.55%           8,079        8.00%         10,099        10.00%
  Tier 1 Capital (to Risk-Weighted Assets)
             Consolidated                   $8,370        8.29%           4,040        4.00%            N/a           N/a
             Bank                           $9,393        9.30%           4,040        4.00%          6,059         6.00%
  Tier 1 Capital (to Average Assets)
             Consolidated                   $8,370        6.87%           4,875        4.00%            N/a           N/a
             Bank                           $9,393        7.71%           4,875        4.00%          6,094         5.00%


RESULTS OF OPERATIONS
---------------------

The Company recognized earnings of $1,025,722 for the first three quarters of 2000. In comparison, net earnings for the first three quarters of 1999 were $646,003.

Net interest income for the first nine months of 2000 was $5,484,864 as compared to $3,920,336 for the first nine months of 1999. The average yield on earning assets for the first three quarters of 2000 increased to 10.34% as compared to 9.80% for the first three quarters of 1999. The increase is primarily due to the increase in the prime lending rate. The average cost of funds on interest-bearing liabilities increased for the first nine months of 2000 to 5.50%, as compared to 4.96% for the first nine months of 1999. The increase is primarily due to increased rates in the Bank's marketplace. Consequently, the net interest spread for the first nine months of 2000 and for the first nine months of 1999 was 4.84%.

Total other income for the first three quarters of 2000 was $1,532,818 compared to $1,783,151 for the first three quarters of 1999. The decrease is primarily due to decreased premiums from the sale of SBA loans.

Total other expense for the first three quarters of 2000 was $4,752,716 compared to $4,531,385 for the first three quarters of 1999. The increase is primarily due to increased personnel costs. The annualized ratio of operating expenses to average assets improved to 4.38% for the first nine months of 2000 from 5.14% for the first nine months of 1999.

FUTURE PLANS
------------

During the third quarter of 2000, management determined that it would be in the best interests of the Company to expand the financial services it offers to its customers to include a variety of trust products and services. Management is planning to offer the trust products and services through an operating subsidiary of the Bank and is exploring the corporate, regulatory, financial and operational steps necessary to do so.

PART II - OTHER INFORMATION

         Item 1. Legal Proceedings - None

         Item 2. Changes in Securities and Use of Proceeds
(a)      None
(b)      None
(c)      None
(d)      None

         Item 3. Defaults Upon Senior Securities - None

         Item 4. Submission of Matters to a Vote of Security  Holders - None

         Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K

       (a)  Exhibits
            --------
       Exhibit
       Number          Description
       ------          -----------
       3.1(1)          Articles of Incorporation
       3.2(2)          Bylaws, as amended through March 29,1994
       10.3(1)         Agreement for Lease/Purchase of Real Property for Bank
                       Premises
       10.4(1)(3)      Form of Key Employee Stock Option Plan
       10.5(3)(4)      Form of Incentive Stock Option Certificate to Purchase
                       Stock of First Cherokee Bancshares, Inc., issued under
                       the Key Employee Stock Option Plan effective
                       October 13, 1988
       10.6(3)(4)      Form of Directors' Non-Qualified Stock Option Agreement
       10.2(3)(5)      First Cherokee Bancshares, Inc. 1999 Stock Option Plan
       10.7(3)(6)      Employment Agreement (Carl Hames) dated May 11, 2000.
       27              Financial Data Schedule (for SEC use only) for quarter
                       ended September 30, 2000
________________________

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

         (5) Incorporated herein by reference to Appendix A to the Company's Proxy Statement filed on March 30, 1999.

         (6) Incorporated herein by reference to Exhibit of the same number in the Company's Report on Form 10-QSB for the quarter ended June 30, 2000.

(b) The Company has not filed any reports on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         FIRST CHEROKEE BANCSHARES, INC.
         -------------------------------
            (Registrant)

DATE: November 14, 2000                               BY:  /s/Carl C. Hames, Jr.
      -----------------                                    ---------------------
                                                              Carl C. Hames, Jr.
                                                       President & CEO/Principal
                                                               Executive Officer

DATE: November 14, 2000                               BY:   /s/Kitty A. Kendrick
      -----------------                                     --------------------
                                                               Kitty A. Kendrick
                                                        Chief Financial Officer/
                                      Principal Financial and Accounting Officer