Form 10KSB
period 2000-12-31
FIRST CHEROKEE BANCSHARES INC
filed 2001-03-30
CIK 841545

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000


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

Securities registered pursuant to Section 12(b) of the Exchange Act: NONE Securities registered pursuant to Section 12(g) of the Exchange Act: COMMON STOCK, PAR VALUE $1.00

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

                       [Cover page continued on next page]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The registrant's revenues for the fiscal year ended December 31, 2000 were $16,056,624.

The aggregate market value of the voting stock held by nonaffiliates of the registrant at March 9, 2001, was $6,590,569 based on an estimated market price of $18.75 per share. Market price was estimated based on the most recent sales price of the Common Stock.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of issuer's classes of common equity, as of the last practicable date:

The number of shares of the registrant's Common Stock outstanding at March 9, 2001, was 723,176 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 2000 are incorporated by reference into Parts I and II of this report.

Portions of the Proxy Statement for the 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the registrant's 2000 fiscal year-end are incorporated by reference into Part III of this report.

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


                                   MARKET AREA
                                   -----------
The Company and the Bank conduct business from offices located at 9860 Highway 92, P. O. Box 1238, Woodstock, Georgia. The Bank also has branch locations at 1185 North Cobb Parkway, Marietta, Georgia and 134 Keith Drive, Canton, Georgia. The Company is authorized to engage in any activity permitted by law to a corporation, subject to applicable federal regulatory restrictions on the activities of financial holding companies. For information concerning financial holding companies, see "--Supervision and Regulation." The Bank conducts a general commercial banking business (accepts deposits from the public and makes loans and other investments) in its primary service area, emphasizing the banking needs of individuals and small- to-medium-sized businesses. The Primary Service Area (PSA) for the Bank is the Woodstock area of Cherokee County with some overlap into Cobb, North Fulton, Bartow, Pickens, Forsyth and Paulding Counties.

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

Banks compete with other financial institutions through the banking products and services they offer, the pricing of their services, the level of service provided, the convenience and availability of services, and the degree of expertise and personal manner in which services are offered. Management anticipates that the Bank will continue to face strong competition from the financial institutions in the Bank's primary service area. In certain areas of its banking business, the Bank also competes with credit unions, consumer finance companies, insurance companies, money market mutual funds, non-bank lenders and other financial institutions, some of which are not subject to the same degree of regulation and restrictions imposed upon the Bank. Many of these competitors have substantially greater resources and lending limits than the Bank and offer certain products, such as international banking services and trust services, that the Bank does not provide. Management believes that competitive pricing, a hometown atmosphere and personalized service allow the Bank to compete effectively in its primary service area.

                                    DEPOSITS
                                    --------
The Bank offers a full range of deposit services typically available from financial institutions, including demand, savings and other time deposits ranging from money market accounts to long-term certificates of deposit and individual retirement accounts. The Bank provides its customers with business, personal and overdraft lines of credit. It also provides merchants with Visa and MasterCard acceptance capabilities and customers with Visa and MasterCard credit cards. All deposit accounts are insured by the FDIC up to the maximum amount permitted by law.

                               LENDING ACTIVITIES
                               ------------------
The Bank's philosophy is to make loans, taking into consideration the interests of its shareholders, safety of the depositors' funds, preservation of Bank liquidity, welfare of the community and adherence to federal regulations. Loans will always be the major source of the Bank's income. Normal risk is associated with each category of loan offered by the Bank. The economy plays an important part in lending risks, and these risks may be greater at times of economic downturns.

As of the end of 2000, the Bank's loan portfolio consisted of approximately 5% Consumer Loans, 8% Commercial Loans, 18% U.S. Small Business Administration ("SBA") - Unguaranteed portion of Loans, and 69% Commercial and Residential Real Estate and Construction Loans. The Bank's net loan-to-deposit ratio was approximately 97% as of December 31, 2000.

Total net loans as of December 31, 2000 were $144,249,598, with the percentage of 30 days or greater delinquent loans at year end at 4.84%. The percentage of substandard rated loans was 5.44% of total outstanding loans, which represented 56.20% of risk-based capital. Two loans were considered impaired totaling $17,366. As of December 31, 2000, the Bank had six borrowers on nonaccrual status totaling $1,545,365. During 2000, the loan loss provision was $854,253, and gross charge-offs totaled $167,756; recoveries during 2000 amounted to $22,774. The balance in the loan loss reserve account was $2,047,962, or 1.40% of loans, as of December 31, 2000.

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

The Bank also makes acquisition and development loans to Bank-approved developers to develop acreage into single-family lots on which houses will be built. Loan disbursements require on-site inspections to assure that the project is on budget and that the loan proceeds are being used for that development. The loan-to-value ratio for such loans does not exceed 75% of the discounted value, as defined in the appraisal report. Loans for acquisition and development may present a high degree of risk to a lender, depending upon whether the developer can find builders to buy the lots, whether the builder can obtain financing, whether the transaction produces income in the interim, and the nature of changing economic conditions.

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

                           ASSET/LIABILITY MANAGEMENT
                           --------------------------
The Bank's objective is to manage its assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies. Various officers of the Bank are responsible for developing and monitoring policies and procedures to insure an acceptable asset/liability mix. Management's philosophy is to support asset growth primarily through growth of core deposits, which include deposits of all categories made by individuals, partnerships and corporations. Management of the Bank seeks to invest the largest portion of the Bank's assets in commercial and real estate related loans. The Bank's asset/liability mix is monitored on a timely basis. Management prepares a report reflecting interest-sensitive assets and interest-sensitive liabilities for the Bank's Board of Directors on a quarterly basis. Our objective is to manage interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on the Bank's earnings. See "Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Interest Rate Sensitivity."

                                    EMPLOYEES
                                    ---------
At December 31, 2000, the Bank employed 72 full-time employees and 12 part-time employees. Various executive officers of the Bank also serve as the officers of the Company. The Company does not have compensated employees. Neither the Company nor the Bank is a party to a collective bargaining agreement, and, in the opinion of management, the Bank enjoys satisfactory relations with its employees.

                SELECTED STATISTICAL INFORMATION OF THE COMPANY
                -----------------------------------------------
The following statistical information is provided for the Company for the years ended December 31, 2000 and December 31, 1999. This data should be read with the information incorporated by reference under the heading "Item 6 - Management's Discussion and Analysis of Financial Condition" and "Item 7 - Financial Statements" appearing elsewhere in this Report.

              DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS'
                EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

Average Balances and Net Interest Income Analysis

Table 1 below presents average balances of the Company on a consolidated basis and the interest earned and paid thereon during the years ended December 31, 2000 and 1999.

TABLE 1

                                                           2000                                          1999
                                       ---------------------------------------------------------------------------------------
                                                         INTEREST      AVERAGE                         INTEREST      AVERAGE
                                          AVERAGE        INCOME/       YIELD/           AVERAGE        INCOME/       YIELD/
                                          BALANCE        EXPENSE        COST            BALANCE        EXPENSE        COST
                                       --------------  -------------  ----------     --------------  -------------  ----------
ASSETS
Interest-Earning Assets
   Loan Portfolio <F1>                 $ 127,431,829   $ 14,477,763      11.36%       $ 98,568,066   $ 10,708,238      10.86%
   Investment Securities <F2>                513,319         29,481       5.74%            529,722         33,126       6.25%
   Federal Funds Sold, Interest-Bearing
      Deposits and Other Investments       5,296,551        325,011       6.14%          5,108,401        257,315       5.04%
                                       --------------  -------------  ----------     --------------  -------------  ----------
        Total Interest-Earning Assets    133,241,699   $ 14,832,255      11.13%        104,206,189   $ 10,998,679      10.55%
Non-Earning Assets                        15,188,492                                    14,849,749
                                       --------------                                --------------
         Total Average Assets          $ 148,430,191                                  $119,055,938
                                       ==============                                ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-Bearing Liabilities
   Interest-Bearing Deposits:
      NOW Accounts                     $   9,022,270    $   206,650       2.29%       $  7,802,654   $    179,872       2.31%
      Money Market Accounts               14,128,815        625,689       4.43%         11,075,780        439,480       3.97%
      Savings                              3,675,659         73,973       2.01%          3,684,209         91,079       2.47%
      Time, $100,000 and Over             32,007,856      2,038,900       6.37%         20,472,091      1,158,000       5.66%
      Other Time                          54,781,510      3,401,521       6.21%         47,982,685      2,708,461       5.64%
                                       --------------  -------------  ----------     --------------  -------------  ----------
   Total Interest-Bearing Deposits       113,616,110    $ 6,346,733       5.59%         91,017,419   $  4,576,892       5.03%
Note Payable and Other Borrowings          2,883,316        194,108       6.73%          2,355,833        148,071       6.29%
                                       --------------  -------------  ----------     --------------  -------------  ----------
Total Interest-Bearing Liabilities       116,499,426    $ 6,540,841       5.61%         93,373,252   $  4,724,963       5.06%
Non Interest-Bearing Demand Deposits      19,859,595                                    16,639,224
Other Liabilities                          1,375,545                                       118,849
                                       --------------                                --------------
          Total Liabilities              137,734,566                                   110,131,325
Stockholders' Equity                      10,695,625                                     8,924,613
                                       --------------                                --------------
Total Average Liabilities and
   Stockholders' Equity                $ 148,430,191                                  $119,055,938
                                       ==============                                ==============

Net Average Earning Assets               $16,742,273                                   $10,832,937
Net Yield on Interest Earning Assets           6.22%                                         6.02%
Net Interest Rate Spread                       5.52%                                         5.49%
Net Interest Margin                       $8,291,414                                    $6,273,716

<F1> When computing yields on interest-earning assets, non-accruing loans are included in average loan balances. Additionally, loan fees of $492,900 and $409,294 are included in interest income for the periods ending December 31, 2000 and 1999, respectively.

<F2> All investment securities are taxable.

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

TABLE 2

                                                 YEAR ENDED DECEMBER 31,                        YEAR ENDED DECEMBER 31,
                                                     2000 VS. 1999                                  1999 VS. 1998
                                        -----------------------------------------------------------------------------------------
                                           INCREASE           CHANGES DUE TO              INCREASE          CHANGES DUE TO
INCREASE (DECREASE) IN:                   (DECREASE)        RATE        VOLUME           (DECREASE)       RATE        VOLUME
                                           --------         ----        ------            --------        ----        ------
Income from earning assets:
       Interest and fees on loans         $3,769,525     $492,840    $3,276,685          $1,899,112    ($646,516)    $2,545,628
       Interest on investment securities      (3,645)      (2,702)         (943)             (5,440)       5,024        (10,464)
       Interest on federal funds sold
         and interest-bearing deposits        67,696       56,192        11,504            (124,990)     (18,741)      (106,249)
                                          ----------     --------    ----------          ----------     --------     ----------
                  Total interest income   $3,833,576     $546,330    $3,287,246          $1,768,682    ($660,233)    $2,428,915
                                          ----------     --------    ----------          ----------     --------     ----------

Expense from interest-bearing liabilities:
       Interest on now accounts               26,778      ($1,560)   $   28,338              45,581         $583     $   44,998
       Interest on money market accounts     186,209       50,949       135,260             154,393       11,182        143,211
       Interest on savings accounts          (17,106)     (16,947)         (159)             25,656         (784)        26,440
       Interest on time deposits,            880,900      145,352       735,548             213,111      (52,056)       265,167
           $100,000 & over
       Interest on other time deposits       693,060      273,501       419,559             110,234     (172,080)       282,314
       Interest on note payable and
           other borrowings                   46,037       10,366        35,671             119,783     (326,953)       446,736
                                          ----------     --------    ----------            --------    ---------     ----------
                Total interest expense    $1,815,878     $461,661    $1,354,217            $668,758    ($540,108)    $1,208,866
                                          ----------     --------    ----------            --------     --------     ----------

                    Net interest income   $2,017,698     $ 84,669    $1,933,029          $1,099,924    ($120,125)    $1,220,049
                                          ==========     ========    ==========          ==========     ========     ==========

                                 LOAN PORTFOLIO

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

Table 3 below presents the maturity date distribution of the loans at December 31, 2000.

TABLE 3

                                                      AS OF DECEMBER 31, 2000
                                                           (IN THOUSANDS)

                               ONE YEAR         > ONE YEAR
                               OR LESS         TO FIVE YEARS            > FIVE YEARS
                               -------         -------------            ------------
                                             Fixed    Adjustable     Fixed     Adjustable
                                             Rate        Rate         Rate        Rate        Total
                                             ----        ----         ----        ----        -----
 Commercial                    $ 5,115     $ 3,613     $ 1,473           -      $ 1,811     $12,012
 Real estate - Construction     31,433         778       2,218           -          367      34,796
 All Other Loans                19,972      26,082       9,630       7,162       36,644      99,490
                               -------     -------     -------      ------      -------     -------
           Total               $56,520     $30,473     $13,321      $7,162      $38,822    $146,298
                               =======     =======     =======      ======      =======    ========





TYPES OF LOANS

Table 4 below presents the loan portfolio stratified by type and the corresponding percentage of total loans as of December 31, 2000 and 1999.

TABLE 4

                                              2000                                 1999
                                              ----                                 ----
                                                     % Loans                             % Loans
                                                     to Total                            to Total
                                    Amount            Loans               Amount          Loans
                                    ------           --------             ------         --------
Real Estate Construction         $ 34,796,364         23.78%           $ 25,209,898       22.80%
Real Estate Mortgage             $ 66,162,344         45.23%           $ 43,305,661       39.17%
SBA - Unguaranteed               $ 25,879,656         17.69%           $ 26,663,059       24.12%
Commercial                       $ 12,012,375          8.21%           $  8,807,965        7.97%
Consumer                         $  7,446,821          5.09%           $  6,561,974        5.94%
                                 ------------        ------            ------------      ------
     Total Loans                 $146,297,560        100.00%           $110,548,557      100.00%
                                 ============        ======            ============      ======

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

A loan is placed on nonaccrual status when it is 90 days delinquent, unless the loan is adequately collateralized and in the process of collection. Additionally, a loan may be placed on nonaccrual status before it is 90 days delinquent if management determines, after considering economic and business conditions and collection efforts, that the collection of interest from the borrower is doubtful. Interest previously accrued but not collected is reversed against current period interest income when loans are placed on nonaccrual status. Interest on loans that are classified as nonaccrual is recognized when received. In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the original contractual agreement.

At December 31, 2000, the Bank had six borrowers on nonaccrual status in the total amount of $1,545,365 or 1.07% of net loans, compared to $338,825 or .31% of net loans at December 31, 1999. One customer had two loans totaling $1,349,129, accounting for 87.30% of total nonaccrual loans at December 31, 2000. Had the loans been current in accordance with their original terms, the gross interest that would have been recorded as of December 31, 2000 would have been $179,206. The amount of interest on these loans that was included in net earnings for the year ended December 31, 2000 was $159,119. At December 31, 2000, another customer had three loans totaling $540,267, which were past due greater than 90 days and still accruing. The three loans were paid current during the first quarter of 2001. Loans past due greater than 30 days but less than 90 days amounted to $6,545,865, or 4.53% of net loans as of December 31, 2000 compared to $1,034,922, or .95% of net loans at the end of 1999. There were no restructured loans as of December 31, 2000 or December 31, 1999.

The Bank had one property held as "other real estate owned," with a total value of $87,851 as of December 31, 2000. No material loss is anticipated on the sale of this property.

ALLOWANCE FOR LOAN LOSSES

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

Management reviews all loans in the portfolio to identify potential loan problems. Loans are evaluated on an individual basis. After considering the financial strength of the borrower, appraisals and other estimates of collateral value, management establishes specific reserves where appropriate. Additionally, management sets general reserves for all other loans to cover their risk of loss. Changing economic conditions affecting the Bank's market or borrowers may affect management's periodic estimates, appraisals, and evaluation of loans and the allowance for loan losses. For additional information regarding this topic, see "Item 6 - Management's Discussion and Analysis of Financial Condition - Allowance for Loan Losses," which is incorporated by reference to the section of the same heading in the Company's 2000 Annual Report to Shareholders.

Table 5 below presents the activity in the allowance for loan losses for each of the periods ended December 31, 2000 and 1999.

                                     TABLE 5

                                                   2000                 1999
                                                   ----                 ----
Balance at the Beginning of Year                $1,338,691           $1,516,705
Charge-offs:
     Real Estate Construction                            0                5,674
     Real Estate Mortgage                                0                    0
     SBA - Unguaranteed                            105,057              198,000
     Commercial                                     27,228               70,430
     Consumer                                       35,471               50,442
                                                ----------           ----------
Total Charge-offs                                  167,756              324,546
Recoveries:
     Real Estate Construction                            0                    0
     Real Estate Mortgage                                0                    0
     SBA - Unguaranteed                             10,000                    0
     Commercial                                     11,653                  431
     Consumer                                        1,121                2,966
                                                ----------           ----------
Total Recoveries                                    22,774                3,397
     Net Chargeoffs                                144,982              321,149
Provision for Loan Losses                          854,253              143,135
                                                ----------           ----------
Balance at the End of Year                      $2,047,962           $1,338,691
                                                ==========           ==========
Percentage of Allowance for Loan Loss to Loans
     Outstanding as of Year End                       1.40%                1.21%
Ratio of Net Charge-offs to Average                   ====                 ====
     Loans Outstanding During the Year                0.11%                0.33%
                                                      ====                 ====

At December 31, 2000, management determined that two loans required specific reserves totaling $17,366. At December 31, 1999, management determined that no loans required specific reserves. The allowance is attributed to the loan categories based on the relative percentage of the particular category to total loans and not according to risk.

Table 6 below sets forth the allocation of the allowance for loan losses as of December 31, 2000 and 1999.

TABLE 6

                                                       2000                             1999
                                                       ----                             ----
                                                             % of                              % of
                                                             Loss                              Loss
                                               Amount      Allocated             Amount      Allocated
                                               ------      ---------             ------      ---------
Real Estate Construction                      $487,005       23.78%             $292,619       21.86%
Real Estate Mortgage                           926,293       45.23%              502,715       37.55%
SBA - Unguaranteed                             362,284       17.69%              309,560       23.12%
Commercial                                     168,138        8.21%              102,288        7.64%
Consumer                                        86,876        4.24%               76,235        5.70%
Unallocated                                     17,366        0.85%               55,274        4.13%
                                            ----------      ------            ----------      ------
     Total Allowance for Loan Losses        $2,047,962      100.00%           $1,338,691      100.00%
                                            ==========      ======            ==========      ======


                              INVESTMENT PORTFOLIO

Table 7 below sets forth the fair value of investment securities at December 31, 2000 and 1999.

                                     TABLE 7


                                             2000                   1999
                                             ----                   ----
    U.S. Government Agencies               $496,503               $489,018
    Mortgage-backed Securities               20,307                 29,246
                                           --------               --------
    Total Investment Securities            $516,810               $518,264
                                           ========               ========

The fair value at December 31, 2000 includes a $3,093 market value decrease for net unrealized losses in the investment portfolio while the fair value at December 31, 1999 includes a $9,871 market value decrease for net unrealized losses in the investment portfolio.

Table 8 below presents the maturities, weighted average yields and total carrying value of the Bank's investments as of December 31, 2000.

TABLE 8

                                                AFTER                   AFTER
                                               ONE YEAR               FIVE YEARS
                      ONE YEAR OR              THROUGH                  THROUGH                 AFTER
                          LESS                FIVE YEARS               TEN YEARS              TEN YEARS                 TOTAL
                          ----                ----------              ----------              ---------                 -----
                             WEIGHTED                WEIGHTED                WEIGHTED                WEIGHTED               WEIGHTED
                              AVERAGE                 AVERAGE                 AVERAGE                 AVERAGE                AVERAGE
                  AMOUNT       YIELD      AMOUNT       YIELD      AMOUNT       YIELD      AMOUNT       YIELD      AMOUNT      YIELD
                  ------       -----      ------       -----      ------       -----      ------       -----      ------      -----
U.S.
Government            $0       0.00%     $496,503      5.47%          $0       0.00%          $0       0.00%     $496,503     5.47%
Agencies

Mortgage-backed
Securities             0       0.00%        4,429      8.00%      15,878       9.50%           0       0.00%       20,307     9.17%
                      --       ----      --------      ----       ------       ----           --       ----      --------     ----
Total
Investment            $0       0.00%     $500,932      5.49%     $15,878       9.50%          $0       0.00%     $516,810     5.60%
Securities            ==       ====      ========      ====      =======       ====           ==       ====      ========     ====



                                    DEPOSITS

Table 9 below presents the average amounts of deposits and average rates paid on them, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits, and time deposits, for the periods indicated.

TABLE 9

                                                         Year Ended December 31,
                                                         -----------------------
                                                       2000                       1999
                                                       ----                       ----
                                                            Weighted                   Weighted
                                                            Average                    Average
                                                  Amount     Rate            Amount      Rate
                                                  ------     ----            ------      ----
Noninterest-bearing demand deposits            $19,859,595    N/A         $16,639,224    N/A
Interest-bearing demand deposits                23,151,085   3.60%         18,878,434   3.28%
Savings deposits                                 3,675,659   2.01%          3,684,209   2.47%
Time deposits                                   86,789,366   6.27%         68,454,776   5.65%
                                               -----------                -----------
     Total Deposits                           $133,475,705               $107,656,643
                                              ============               ============

The total of time certificates of deposit issued in amounts greater than $100,000 as of December 31, 2000, are shown below by category, which is based on time remaining until maturity of (a) three months or less, (b) over three through six months, (c) over six through twelve months, and (d) over twelve months.

                                                        (Dollars in
                                                         Thousands)
                                                        -----------
             Three months or less                        $ 2,996
             Over three through six months                 6,030
             Over six through twelve months                8,475
             Over twelve months                           10,988
                                                          ------
                 Total                                   $28,489
                                                         =======

For a further description of the average amount of and the average rate paid on various deposit categories which are in excess of 10% of average total deposits, see "Item 6 - Management's Discussion and Analysis of Financial Condition - Deposits," which is incorporated by reference to the section of the same heading in the Company's 2000 Annual Report to Shareholders.

                          RETURN ON ASSETS AND EQUITY

Table 10 below illustrates return on average assets (net earnings divided by average total assets), return on average equity (net earnings divided by average stockholders' equity) and stockholders' equity to assets ratio (average stockholders' equity divided by average total assets) for the periods ended December 31, 2000 and 1999. The Company did not pay cash dividends to shareholders during 2000 and 1999.

                                    TABLE 10

                                                          2000        1999
                                                          ----        ----
            Return on Average Assets                       .99%        .87%
            Return on Average Equity                     13.73%      11.62%
            Stockholders' Equity to Assets                7.21%       7.50%


                           SUPERVISION AND REGULATION
                           --------------------------
Both the Company and the Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

THE COMPANY

Since the Company owns all of the capital stock of the Bank, it is a bank holding company under the federal Bank Holding Company Act of 1956. As a result, the Company is primarily subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve.

ACQUISITIONS OF BANKS. The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve's prior approval before:

/o/ acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank's voting shares;

/o/ acquiring all or substantially all of the assets of any bank; or

/o/ merging or consolidating with any other bank holding company.

Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or, substantially lessen competition or otherwise function as a restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve's consideration of financial resources generally focuses on capital adequacy, which is discussed below.

Under the Bank Holding Company Act, if adequately capitalized and adequately managed, the Company or any other bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. For example, Georgia law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated for five years.

CHANGE IN BANK CONTROL. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is refutably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

/o/ the bank holding company has registered securities under Section 12 of the Securities Act of 1934; or

/o/ no other person owns a greater percentage of that class of voting securities immediately after the transaction.

Our common stock is registered under the Securities Exchange Act of 1934. The regulations provide a procedure for challenge of the rebuttable control presumption.

PERMITTED ACTIVITIES. Had we not qualified and elected to become a financial holding company, we would be generally prohibited under the Bank Holding Company Act, from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in any activity other than:

/o/ Banking or managing or controlling banks; and

/o/ An activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

/o/ Factoring accounts receivable;

/o/ Making, acquiring, brokering or servicing loans and usual related activities;

/o/ Leasing personal or real property;

/o/ Operating a non-bank depository institution, such as a savings association;

/o/ Trust company functions;

/o/ Financial and investment advisory activities;

/o/ Conducting discount securities brokerage activities;

/o/ Underwriting and dealing in government obligations and money market instruments;

/o/ Providing specified management consulting and counseling activities;

/o/ Performing selected data processing services and support services;

/o/ Acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

/o/ Performing selected insurance underwriting activities.

Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company's continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of it or any of its bank subsidiaries.

Generally, since the Company has qualified and elected to become a financial holding company, it may also engage in activities that are financial in nature or incidental or complementary to financial activity. The Bank Holding Company Act expressly lists the following activities as financial in nature:

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

For the Company to qualify and remain as a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least satisfactory. Additionally, the Company must provide the Federal Reserve with 30 days written notice prior to engaging in a permitted financial activity.

SUPPORT OF SUBSIDIARY INSTITUTIONS. Under Federal Reserve policy, the Company is expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. This support may be required at times when, without this Federal Reserve policy, the Company might not be inclined to provide it. In addition, any capital loans made by the Company to the Bank will be repaid only after its deposits and various other obligations are repaid in full. In the unlikely event of the Company's bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

THE BANK

Since the Bank is chartered as a national bank, it is primarily subject to the supervision, examination and reporting requirements of the National Bank Act and the regulations of the Office of the Comptroller of the Currency. The Office of the Comptroller of the Currency regularly examines the Bank's operations and has the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. The Office of the Comptroller of the Currency also has the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, the Bank's deposits are insured by the FDIC to the maximum extent provided by law. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.

BRANCHING. National banks are required by the National Bank Act to adhere to branching laws applicable to state banks in the states in which they are located. Under current Georgia law, the Bank may open branch offices throughout Georgia with the prior approval of the Office of the Comptroller of the Currency and the Georgia Department of Banking and Finance. In addition, with prior regulatory approval, the Bank may acquire branches of existing banks located in Georgia. The Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable states' laws. Georgia law, with limited exceptions, currently permits branching across state lines through interstate mergers.

Under the Federal Deposit Insurance Act, states may "opt-in" and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. Currently, Georgia has not opted-in to this provision. Therefore, interstate merger is the only method through which a bank located outside of Georgia may branch into Georgia. This provides a limited barrier of entry into the Georgia banking market, which protects us from an important segment of potential competition. However, because Georgia has elected not to opt-in, our ability to establish a new start-up branch in another state may be limited. Many states that have elected to opt-in have done so on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch only if their home state has also elected to opt-in. Consequently, until Georgia changes its election, the only way we will be able to branch into states that have elected to opt-in on a reciprocal basis will be through interstate merger.

PROMPT CORRECTIVE ACTION. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company's obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to difference categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.96 cents per $100 of deposits for the first quarter of 2001.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

COMMUNITY REINVESTMENT ACT. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, or the Office of the Comptroller of the Currency, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low- and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Since our aggregate assets are not more than $250 million, under the Gramm-Leach-Bliley Act, we are subject to a Community Reinvestment Act examination only once every 60 months if we receive an outstanding rating, once every 48 months if we receive a satisfactory rating and as needed if our rating is less than satisfactory. Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

Other Regulations. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank's loan operations are also subject to federal laws applicable to credit transactions, such as:

/o/ The federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

/o/ The Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

/o/ The Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

/o/ The Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

/o/ The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

/o/ The rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The deposit operations of the Bank are subject to:

/o/ The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

/o/ The Electronic Funds Transfer Act and Regulation E issued by the Federal
    Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

CAPITAL ADEQUACY

The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of the Company, and the Office of the Comptroller of the Currency, in the case of the Bank. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. The Bank is also subject to risk-based and leverage capital requirements adopted by the Office of the Comptroller of the Currency, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2000 our ratio of total capital to risk-weighted assets was 9.15% and our ratio of Tier 1 Capital to risk-weighted assets was 7.90%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2000, our leverage ratio was 7.42%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See "--Prompt Corrective Action."

PAYMENT OF DIVIDENDS

The Company is a legal entity separate and distinct from the Bank. The principal sources of the Company's cash flow, including cash flow to pay dividends to its shareholders, are dividends that the Bank pays to its sole shareholder, the Company. Statutory and regulatory limitations apply to the Bank's payment of dividends to the Company as well as to the Company's payment of dividends to its shareholders.

The Bank is required by federal law to obtain prior approval of the Office of the Comptroller of the Currency for payments of dividends if the total of all dividends declared by our board of directors in any year will exceed (1) the total of the Bank's net profits for that year, plus (2) the Bank's retained net profits of the preceding two years, less any required transfers to surplus.

The payment of dividends by the Company and the Bank may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. If, in the opinion of the Office of the Comptroller of the Currency, the Bank were engaged in or about to engage in an unsafe or unsound practice, the Office of the Comptroller of the Currency could require, after notice and a hearing, that the Bank stop or refrain from engaging in the practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See "--The Bank-Prompt Corrective Action" above.

RESTRICTIONS ON TRANSACTIONS WITH AFFILIATES

The Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

/o/ a bank's loans or extensions of credit to affiliates;

/o/ a bank's investment in affiliates;

/o/ assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

/o/ loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

/o/ a bank's guarantee, acceptance or letter of credit issued on behalf of an affiliate.

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank's capital and surplus and, as to all affiliates combined, to 20% of a bank's capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Bank must also comply with other provisions designed to avoid the taking of low-quality assets.

The Company and the Bank are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

The Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

PRIVACY

Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.

PROPOSED LEGISLATION AND REGULATORY ACTION

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

EFFECT OF GOVERNMENTAL MONETARY POLICES

Our earnings will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------
MAIN OFFICE

The Company and the Bank's main office is located north of the intersection of Interstate 575 and U.S. Highway 92, Woodstock, Georgia. The main office building was completed in November, 1990. The building currently consists of three floors with a total of 17,800 square feet and is fully occupied. An addition of approximately 1,800 square feet was added over the drive-in facility during 1997, at a cost of approximately $150,000. Management is considering additional expansion for anticipated growth over the next several years.

The original cost of construction of the main office building was approximately $1,310,000. The cost of furnishing this building, including teller facilities, vault door, safe deposit boxes and other necessary furniture, fixtures and equipment was originally $350,000. An elevator was installed during 1995 at a cost of approximately $53,000. During 1999, internal improvements to the main office totaled $47,412. Also during 1999, the Company purchased a lot behind the main office in anticipation of future growth at a cost of $176,445. The net book values of the land, building and equipment as of December 31, 2000, were $176,445, $1,328,573 and $589,725, respectively.

The main office building has two fully equipped drive-in lanes. The drive-in teller station is inside the building and serves four outside lanes.

The main office building is located on leased property owned by a member of the Board of Directors of the Company and the Bank. The ground lease was submitted as a part of the Bank's charter application, and was approved by the OCC, the Bank's primary federal regulator. The initial term of the lease is for twenty years with four five-year extension periods. Monthly rentals were $3,856 per month through September 1993, $4,214 during the fourth year, and increase 3% per year thereafter. The lease also provides a purchase option that may be exercised periodically at five-year intervals during the period from 1999 to 2029. The Bank paid approximately $62,000 in total rentals under the ground lease during 2000. Management believes the lease agreement is fair and in the best interest of the Company.

NORTH MARIETTA BRANCH

In 1992, the Bank purchased the North Marietta branch land and building, which was originally constructed in 1974. The building is a one-story block building with a total of 2,400 square feet which is fully occupied by branch operations. The site is typical of branch banks constructed in the early 1970s and is located in a semi-urban area. The Bank remodeled the interior and exterior of the building in 1993. The net book values of the land, building, and equipment as of December 31, 2000 were $185,202, $242,850, and $54,997, respectively.

CANTON BRANCH

In January 1997, the Bank acquired land in Canton, Georgia for the amount of $401,683 for a branch site. The original building was completed during 1998. The cost of construction of the original building was approximately $692,000. The cost of furnishing the original building, including teller facilities, vault door, safe deposit boxes and other necessary furniture, fixtures and equipment was approximately $300,000. An addition of approximately 1,500 square feet was added during 1999 to accommodate additional branch operations, at a cost of approximately $220,000. The building is a one-story block building with a current total of 5,280 square feet which is fully occupied by branch operations. Management believes that this expansion is sufficient for the expected growth over the next several years. The net book values of the land, building, and equipment as of December 31, 2000 were $401,683, $855,214, and $226,176, respectively.

Management believes that all properties owned or leased by the Bank or the Company are adequately covered by insurance. As part of its business, the Bank regularly makes construction loans for residential real estate properties. The Bank occasionally originates residential mortgage loans. See "Part I - Item 1 - Description of Business - Lending Activities." Apart from these activities, neither the Bank nor the Company invests in real estate, interests in real estate, securities of or interests in persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS.
--------------------------
Neither the Company nor the Bank is a party to any pending legal proceedings which management believes would have a material adverse effect upon the operations or financial condition of the Company or the Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------
None.
                                     PART II
                                     -------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
------------------------------------------------------------------
The response to this item is incorporated herein by reference to information appearing under the heading "Market Price and Dividend Information" in the registrant's 2000 Annual Report to Shareholders. The registrant did not have any unregistered sales of equity securities during 2000, 1999 or 1998.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.
---------------------------------------------
The response to this item is incorporated herein by reference to information appearing under the heading "Management's Discussion and Analysis" in the registrant's 2000 Annual Report to Shareholders.

ITEM 7. FINANCIAL STATEMENTS.
-----------------------------
The following report and statements are included in the financial section of the registrant's 2000 Annual Report to Shareholders and are incorporated herein by reference:

      (i) Report of Porter Keadle Moore, LLP.

     (ii) Consolidated Balance Sheets as of December 31, 2000 and 1999.

    (iii) Consolidated Statements of Earnings for the Years Ended December 31, 2000, 1999, and 1998.

     (iv) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2000, 1999, and 1998.

      (v) Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2000, 1999, and 1998.

     (vi) Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999, and 1998.

    (vii) Notes to Consolidated Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE.
---------------------
None.

                                    PART III
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
--------------------------------------------------------------------------------
WITH SECTION 16(A) OF THE EXCHANGE ACT.
---------------------------------------
The response to this item is included in the information set forth under the captions "Election of Directors" and "Principal Shareholders" in the Proxy Statement to be used in connection with the Company's 2001 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION.
---------------------------------
The response to this item is included in the information contained under the caption "Director and Executive Compensation" in the Proxy Statement to be used in connection with the Company's 2001 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------
The response to this item is included in the information contained under the caption "Stock Ownership" in the Proxy Statement to be used in connection with the Company's 2001 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------
The response to this item is included in the information contained under the caption "Related Party Transactions" in the Proxy Statement to be used in connection with the Company's 2001 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K.
-------------------------------------------------

(A)  EXHIBITS
     --------

      Exhibit
      Number              Description
      ------              -----------
       3.1                Articles of Incorporation (incorporated herein by reference to Exhibit of the same number in the Company's Registration Statement No. 33-25075-A)
       3.2                Bylaws, as amended through March 29, 1994 (incorporated herein by reference to
                          Exhibit of the same number in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994)
       4.1                Instruments defining the rights of security holders (see Exhibits 3.1 and 3.2)
      10.1*               Employment Agreement (Carl C. Hames, Jr.) dated May 11, 2000 (incorporated herein by reference to Exhibit 10.7 of the Company's Form 10QSB for the period ended June 30, 2000)
      10.2*               First Cherokee Bancshares, Inc. 2000 Stock Option Plan (incorporated by reference to Appendix A to the Company's Proxy Statement filed on March 30, 2000)
      10.3                Agreement for Lease/Purchase of Real Property for Bank Premises (incorporated herein by reference to Exhibit of the same number in the Company's Registration
                          Statement No. 33-25075-A)
      10.4*               Form of Key Employee Stock Option Plan (incorporated herein by reference to
                          Exhibit of the same number in the Company's Registration Statement No. 33-25075-A)
      10.5*               Form of Incentive Stock Option Certificate to Purchase Common Stock of First
                          Cherokee Bancshares, Inc., issued under the Key Employee Stock Option Plan effective October 13, 1988 (incorporated by reference to Exhibit 10.5 to the
                          Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998)
      10.6*               Form of Directors' Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-KSB for the
                          fiscal year ended December 31, 1998)
      13.1                Annual Report to Shareholders for the fiscal year ended December 31, 2000.
                          Only those portions of the 2000 Annual Report to Shareholders that are specifically incorporated by reference into this report on Form 10-KSB shall be deemed filed as an exhibit hereto.  The consolidated financial statements, notes thereto and the independent certified public accountants' report thereon that are incorporated by reference in Item 7 hereof are included as part of Exhibit 13.1.
      21.1                Subsidiary of First Cherokee Bancshares, Inc. (incorporated herein by reference to Exhibit of the same number in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996)
      24.1                Power of attorney (see signature page to this Annual Report on Form 10-KSB).


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


FIRST CHEROKEE BANCSHARES, INC.


By:    /S/ Carl C. Hames, Jr.                        Date:  March 23, 2001
       ----------------------
       Carl C. Hames, Jr., President


                                POWER OF ATTORNEY
                                -----------------

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the signature page to this Report constitutes and appoints Carl C. Hames, Jr. and Thomas D. Hopkins, Jr., and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits hereto, and other documents in connection herewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

   SIGNATURE                           TITLE                         DATE
   ---------                           -----                         ----

/S/ Alan D. Bobo                      Director                   March 23, 2001
----------------
Alan D. Bobo

/S/ Elwin K. Bobo                     Director                   March 23, 2001
-----------------
Elwin K. Bobo

/S/ Michael A. Edwards                Director                   March 23, 2001
----------------------
Michael A. Edwards

/S/ Stanley Fitts                     Director                   March 23, 2001
-----------------
Stanley Fitts

/S/ Russell L. Flynn                  Director                   March 23, 2001
--------------------
Russell L. Flynn

/S/ Carl C. Hames, Jr.                President, Principal       March 23, 2001
----------------------                Executive Officer,
Carl C. Hames, Jr.                    and Director


/S/ C. Garry Haygood                  Director                   March 23, 2001
--------------------
C. Garry Haygood

/S/ Thomas D. Hopkins, Jr.            Director and               March 23, 2001
--------------------------            Secretary
Thomas D. Hopkins, Jr.

/S/ Bobby R. Hubbard                  Director                   March 23, 2001
--------------------
Bobby R. Hubbard

/S/ R. O. Kononen, Jr.                Director                   March 23, 2001
----------------------
R. O. Kononen, Jr.

/S/ Dennis W. Lord                    Director                   March 23, 2001
------------------
Dennis W. Lord

/S/ Larry R. Lusk                     Director                   March 23, 2001
-----------------
Larry R. Lusk

/S/ Dr. Stuart R. Tasman              Director                   March 23, 2001
------------------------
Dr. Stuart R. Tasman

/S/ Kitty A. Kendrick                 Principal                  March 23, 2001
---------------------                 Accounting
Kitty A. Kendrick                     and Financial Officer

EXHIBIT INDEX


   Exhibit                                                                                       Page
   Number    Description                                                                        Number
   ------    -----------                                                                        ------
     3.1     Articles of Incorporation (incorporated herein by reference to
             Exhibit of the same number in the Company's Registration
             Statement No. 33-25075-A)........................................................    N/A
     3.2     Bylaws, as amended through March 29, 1994 (incorporated herein by reference to Exhibit of the same number in the Company's
             Annual Report on Form 10-KSB for the year ended December 31, 1994)...............    N/A
     4.1     Instruments defining the rights of security holders (see Exhibits 3.1 and 3.2)...    N/A
    10.1*    Employment Agreement (Carl C. Hames, Jr.) dated May 11, 2000
             (incorporated herein by reference to Exhibit 10.7 of the
             Company's Form 10QSB for the period ended June 30, 2000).........................    N/A
    10.2*    First Cherokee Bancshares, Inc. 2000 Stock Option Plan
             (incorporated by reference to Appendix A to the Company's
             Proxy Statement filed on March 30, 2000..........................................    N/A
    10.3     Agreement for Lease/Purchase of Real Property for Bank Premises
             (incorporated herein by reference to Exhibit of the same number
             in the Company's Registration Statement No. 33-25075-A)..........................    N/A
    10.4*    Form of Key Employee Stock Option Plan (incorporated herein by reference to Exhibit of the same number in the Company's
             Registration Statement No. 33-25075-A)...........................................    N/A
    10.5*    Form of Incentive Stock Option Certificate to Purchase Common
             Stock of First Cherokee Bancshares, Inc., issued under the Key
             Employee Stock Option Plan effective October 13, 1988
             (incorporated by reference to Exhibit 10.5 to the Company's
             Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998)........    N/A
    10.6*    Form of Directors' Non-Qualified Stock Option Agreement
             (incorporated by reference to Exhibit 10.6 to the Company's
             Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998)........    N/A
    13.1     Annual Report to Shareholders for the fiscal year ended
             December 31, 2000.  Only those portions of the 2000 Annual
             Report to Shareholders that are specifically incorporated by reference into this report on Form 10-KSB shall be deemed filed as an exhibit hereto.  The consolidated financial statements, notes thereto and the independent certified public accountants'
             report thereon that are incorporated by reference in Item 7
             hereof are included as part of Exhibit 13.1......................................    N/A
    21.1     Subsidiary of First Cherokee Bancshares, Inc. (incorporated herein by reference to Exhibit of the same number in the
             Company's Annual Report on Form 10KSB for the year ended December 31, 1996)......    N/A
    24.1     Power of attorney (see signature page to this Annual Report on Form 10-KSB)......    ____

* The indicated exhibits are management contracts or compensatory plans or arrangements required to be filed or incorporated by reference herein.