Form 10QSB
period 2001-03-31
FIRST CHEROKEE BANCSHARES INC
filed 2001-05-15
CIK 841545

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

X Yes      No

The number of shares outstanding of registrant's common stock par value $1.00 per share at March 31, 2001 was 723,044 shares.

Traditional Small Business Disclosure Format (check one): ___ Yes    X  No

                         First Cherokee Bancshares, Inc.
                         Quarterly Report on Form 10-QSB
                      For the Quarter Ended March 31, 2001


                                      Index
                                      -----

                                                                        Page No.
                                                                        --------
Part I.  Financial Information

         Consolidated Financial Statements
         Consolidated Balance Sheet (unaudited) at March 31, 2001             1

         Consolidated Statements of Earnings (unaudited)
         for the three months ended March 31, 2001 and 2000                   2

         Consolidated Statements of Comprehensive Income (unaudited)
         for the three months ended March 31, 2001 and 2000                   3

         Consolidated Statements of Cash Flows (unaudited)
         for the three months ended March 31, 2001 and 2000                   4

         Notes to Consolidated Financial Statements (unaudited)               5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            6

Part II.  Other Information

Item 1.  Legal Proceedings                                                   11

Item 2.  Changes in Securities and Use of Proceeds                           11

Item 3.  Defaults Upon Senior Securities                                     11

Item 4.  Submission of Matters to a Vote of  Security Holders                11

Item 5.  Other Information                                                   11

Item 6.  Exhibits and Reports on Form 8-K                                    12

Signatures                                                                   13

                        First Cherokee Bancshares, Inc.
                           Consolidated Balance Sheet
                                 March 31, 2001
                                   (Unaudited)

                                     Assets
                                     ------
Cash & due from banks, including $6,601,153 bearing interest        $11,642,638
Federal funds sold                                                      993,000
                                                                        -------
          Total cash & cash equivalents                              12,635,638

Investment securities available for sale,
     at fair value                                                    1,018,430
Other investments                                                     1,100,900
Loans, less allowance for loan losses
     of $2,121,041                                                  149,416,986
Premises and equipment, net                                           4,078,344
Accrued interest receivable and other assets                          7,923,833
                                                                      ---------
                    Total Assets                                   $176,174,131
                                                                    ===========

                      Liabilities and Stockholders' Equity
                      ------------------------------------
Liabilities:
Deposits:
     Interest-bearing deposits                                     $139,089,072
     Noninterest-bearing deposits                                    22,007,321
                                                                     ----------
          Total deposits                                            161,096,393

Note payable and other borrowings                                     1,863,259
Accrued interest payable and other liabilities                        1,564,794
                                                                      ---------
                    Total Liabilities                               164,524,446

Minority Interest                                                        50,432

Stockholders' Equity:
Common stock ($1 par value; 10,000,000 shares authorized,
     775,325 shares issued, 723,044 shares outstanding)                 775,325
Additional paid-in-capital                                            6,901,681
Retained earnings                                                     5,000,581
Treasury Stock (52,281 shares acquired at cost)                      (1,078,787)
Accumulated other comprehensive
     income, net of tax                                                     453
                                                                            ---
               Total Stockholders' Equity                            11,599,253
                                                                     ----------

                    Total Liabilities and Stockholders' Equity     $176,174,131
                                                                   ============

                 See notes to consolidated financial statements

                         First Cherokee Bancshares, Inc.
                       Consolidated Statements of Earnings
                      For the three months ended March 31,
                                   (Unaudited)

Interest income:                                        2001             2000
                                                        ----             ----
     Interest and fees on loans                      $3,992,939       $3,186,132
     Interest on federal funds sold/overnight funds      84,451            7,483
     Interest and dividends on investments               25,864           26,652
                                                         ------           ------
          Total interest income                       4,103,254        3,220,267

Interest expense:
     Interest on deposits                             1,922,277        1,264,726
     Interest on note payable and other borrowings       35,139           80,404
                                                         ------           ------
          Total interest expense                      1,957,416        1,345,130

Net interest income                                   2,145,838        1,875,137
Provision for loan losses                                67,000          171,590
                                                         ------          -------
Net interest income after provision
       for loan losses                                2,078,838        1,703,547

Other income:
     Gain on sales of loans                              (5,004)          56,387
     Service charges on deposit accounts
       and other income                                 285,732          216,260
                                                        -------          -------
Total other income                                      280,728          272,647

Other expense:
     Salaries and employee benefits                     976,180          830,773
     Occupancy                                          252,824          219,908
     Other operating expense                            642,292          480,666
                                                        -------          -------
Total other expense                                   1,871,296        1,531,347

Earnings before income taxes                            488,270          444,847

Income tax expense                                      216,250          179,000
Minority interest in losses of consolidated subsidiary  (69,568)               0
                                                        -------                -
Net earnings                                           $341,588         $265,847
                                                       ========         ========

Basic earnings per share                                  $0.48            $0.36
                                                          =====            =====
Diluted earnings per share                                $0.47            $0.35
                                                          =====            =====

See notes to consolidated financial statements

                         First Cherokee Bancshares, Inc.
                 Consolidated Statements of Comprehensive Income
                      For the three months ended March 31,
                                   (Unaudited)

                                                          2001           2000
                                                          ----           ----

Net earnings                                            $341,588       $265,847
Other comprehensive income, net of tax:
    Unrealized gain (loss) arising during
      the period, net of tax of $1,454
      and $(1,078), respectively                           2,370         (1,738)
                                                           -----         ------

Comprehensive income                                    $343,958       $264,109
                                                        ========       ========

See Notes to Consolidated Financial Statements

                         First Cherokee Bancshares, Inc.
                      Consolidated Statements of Cash Flows
                      For the three months ended March 31,
                                   (Unaudited)

                                                           2001          2000
                                                           ----          ----
Cash flows from operating activities:
Net earnings                                             $341,588      $265,847
Adjustments to reconcile net earnings to net cash
  provided (used) in operating activities:
    Depreciation, amortization and accretion              229,786       273,601
    Provision for loan losses                              67,000       171,590
    Change in accrued interest payable and
      other liabilities                                   (95,995)      138,051
    Change in accrued interest receivable and
      other assets                                        178,729       341,686
                                                          -------       -------
        Total adjustments                                 379,520       924,928
                                                          -------       -------
        Net Cash provided (used) by operating activities  721,108     1,190,775

Cash flows from investing activities:
    Purchase of other cash surrender value
      of life insurance                                  (476,000)     (342,000)
    Purchases of other investments                        (13,500)     (207,100)
    Purchases of investment securities                 (1,000,000)            0
    Improvements to OREO                                  (18,834)            0
    Proceeds from maturities and calls of investment
      securities available for sale                       508,642        10,177
    Net change in loans                                (5,675,574)  (12,905,137)
    Purchases of premises and equipment                  (132,568)      (46,955)
                                                         --------       -------
        Net Cash used by investing activities          (6,807,834)  (13,491,015)

Cash flows from financing activities:
    Net change in deposits                             12,346,557    12,288,627
    Proceeds from FHLB advances                                 0     2,000,000
    Proceeds from federal funds purchased                       0       240,000
    Proceeds from sale of  treasury stock                 206,042             0
    Purchase of treasury stock                             (2,802)            0
    Net proceeds from note payable                        350,000      (825,299)
    Minority Interest                                      50,432             0
                                                           ------             -
        Net Cash provided by financing activities      12,950,229    13,703,328

Net change in cash and cash equivalents                 6,863,503     1,403,088
Beginning cash and cash equivalents                     5,772,135     4,559,572
                                                        ---------     ---------
Ending cash and cash equivalents                      $12,635,638    $5,962,660
                                                      ===========    ==========

Noncash investing activities:
    Change in accumulated other comprehensive
         income, net of tax                                $2,370       ($1,738)
    Transfer of loans to other real estate               $546,186      $104,500
    Financed Sale of OREO                                $105,000            $0

Supplemental disclosure of cash flow information:
    Interest Paid                                      $1,914,473    $1,246,142
    Income Taxes Paid                                    $318,000       $45,000

                 See notes to consolidated financial statements

                         FIRST CHEROKEE BANCSHARES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 2001

NOTE (1) - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of First Cherokee Bancshares, Inc. (the "Company") and its wholly-owned subsidiary, First National Bank of Cherokee (the "Bank"), along with its 60% owned subsidiary, Cherokee National Trust LLC ("CNT"). All significant accounts have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with current year presentation.

In December 2000, the Bank entered into a partnership agreement with a registered investment advisor to form CNT to offer services permitted by a national bank trust charter. Pursuant to the partnership agreement, the Bank obtained a 60% interest in CNT with an initial investment of $300,000. CNT began limited operations during the first quarter of 2001.

The accompanying unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the Company's financial position as of March 31, 2001, and the results of its operations and its cash flows for the three-month period then ended. All such adjustments are normal and recurring in nature. The financial statements included herein should be read in conjunction with the consolidated financial statements and the related notes and the report of independent accountants included in the Company's 2000 Annual Report on Form 10-KSB.

NOTE (2) - NET EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares.

Reconciliation of the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share" for the periods ended March 31, 2001 and March 31, 2000 are as follows:

                   For the three months ended March 31, 2001:

                                   Net Earnings   Common Shares      Per Share
                                   (Numerator)    (Denominator)        Amount
                                   -----------    -------------        ------
Basic earnings per share             $341,588          718,295          $0.48
Effect of dilutive securities:
     Stock options                          0            8,366
                                            -            -----
Diluted earnings per share           $341,588          726,661          $0.47
                                     ========          =======          =====

                   For the three months ended March 31, 2000:

                                   Net Earnings   Common Shares      Per Share
                                   (Numerator)    (Denominator)        Amount
                                   -----------    -------------        ------
Basic earnings per share             $265,847          745,949          $0.36
Effect of dilutive securities:
     Stock options                          0            3,197
                                            -            -----
Diluted earnings per share           $265,847          749,146          $0.35
                                     ========          =======          =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31,2001

FORWARD LOOKING STATEMENTS

Various statements contained in this Quarterly Report on Form 10-QSB and the exhibits to this Quarterly Report which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the "Act"). In addition, various statements in future filings by the Company with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of the Company which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to:

o projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure and other financial items;
o statements of plans and objectives of the Company or its management or Board of Directors, including those relating to products or services;
o  statements  of future  economic  performance;  and
o  statements  of  assumptions underlying such statements.

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

Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those in such statements. Facts that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

o the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations;
o the effects of and changes in trade, monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve System;
o  inflation, interest rate, market and monetary fluctuations;
o the timely development of new products and services and the overall value of these products and services to users;
o  changes in consumer spending, borrowing and saving habits;
o  technological changes;
o  acquisitions;
o  the ability to increase market share and control expenses;
o the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiary must comply;
o the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board;
o  changes in the Company's organization, compensation and benefit plans;
o the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and
o  the success of the Company at managing the risks involved in the foregoing.

Forward-looking statements speak only as of the date on which they are made, and the Company undertakes no obligation to update any forward-looking statement to reflect unanticipated events or circumstances after the date on which a statement is made.

The following narrative should be read in conjunction with the Company's consolidated financial statements and the notes thereto.

FINANCIAL CONDITION

Total assets as of March 31, 2001 were $176.2 million compared to $163.0 million as of December 31, 2000. Assets of the Company increased approximately $13.2 million during the first quarter of 2001 as compared to an increase of approximately $14.1 million during the first quarter of 2000. This growth is due to normal business transactions.

Loans increased to $151.5 million at March 31, 2001 from $146.3 million at December 31, 2000. Management anticipates loan production will continue to increase during the remainder of the year. The following table presents major classifications of loans at March 31, 2001:
                                                                      % of
                                                                      Total
                                              Total                    Loan
                                              Loans                  Portfolio
                                              -----                  ---------
         Commercial                        $ 12,314,655                8.13%
         SBA - unguaranteed                  27,864,982               18.39%
         Real estate - mortgage              65,606,370               43.29%
         Real estate - construction          36,057,935               23.79%
         Installment and other consumer       9,694,085                6.40%
                                              ---------                ----
           Total loans                      151,538,027              100.00%
           Less: Allowance for loan losses   (2,121,041)
                                             ----------
           Total net loans                 $149,416,986
                                           ============



Net premises and equipment were $4.1 million at March 31, 2001 and December 31, 2000. Other assets also remained consistent, totalling $7.9 million as of March 31, 2001 and $7.3 million as of December 31, 2000.

Total deposits were $161.1 million at March 31, 2001 compared to $148.8 million at December 31, 2000. The Bank received $10 million in brokered deposits during the first quarter, but at costs lower than it paid for deposits in the local market. As of March 31, 2001, interest-bearing deposits and non interest-bearing deposits were $139.1 million and $22.0 million, respectively. As of December 31, 2000, interest-bearing deposits and non interest-bearing deposits were $126.8 million and $22.0 million, respectively.

Management added provisions totaling $67,000 to the allowance for loan losses during the first quarter of 2001. The addition is primarily attributable to the increased level of loans at March 31, 2001 compared to prior periods. The allowance had a balance of $2,121,041 at March 31, 2001, representing 1.40% of loans. Chargeoffs were $14,333 while recoveries were $20,412 resulting in net recoveries of $6,079 during the first three months of 2001. Management believes this allowance is adequate to cover possible loan losses. At March
31, 2001, management determined that two loans required specific reserves totaling $17,696. The allowance is allocated among the loan categories based on the relative percentage of the particular category to total loans. The following table presents the activity in the allowance for the first quarter of 2001.


                         FIRST CHEROKEE BANCSHARES, INC.
                    ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

     Balance, December 31, 2000                              $2,047,962

     Chargeoffs                                                 (14,333)

     Recoveries                                                  20,412

     Provision for Loan Losses                                   67,000
                                                                 ------

     Balance, March 31, 2001                                 $2,121,041
                                                             ==========


NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

At March 31, 2001, the Bank had seven loans classified as nonaccrual totaling $1,696,936, all of which are secured by real estate, vehicles, equipment or inventory. The Bank's impaired loans consist of those nonaccrual loans that are either greater than 90 days delinquent as of March 31, 2001 or are classified as nonaccrual by management because the collection of interest from the borrower is doubtful. Specific reserves totaling $17,696 have been allocated on selected nonaccrual loans considered impaired. Interest income from impaired loans is recognized using a cash basis method of accounting for the time period during which the loans were impaired. If interest income on the total nonaccrual loans had been accrued, that income would have approximated $179,223 as of March 31, 2001. Interest income on such loans, recorded only when received, was approximately $124,770 for the first three months of 2001. As of March 31, 2001, the Bank had three properties classified as other real estate owned, totaling $557,872. The ratio of loans past due 30 days or more to total loans was 3.72% at March 31, 2001 compared to 4.84% at December 31, 2000. Two loans past due 90 days or more were still accruing interest as of March 31, 2001 due to anticipated payment of interest. There were no loans past due 90 days or more still accruing interest as of December 31, 2000. There were no restructured loans as of March 31, 2001 or December 31, 2000.

LIQUIDITY

Liquidity refers to the ability of the Company to meet its cash flow requirements and fund its commitments. The Company manages the levels, types, and maturities of earning assets in relation to the sources available to fund current and future needs to ensure that adequate funding will be available at all times. The Company's primary sources of funds are increases in deposits, loan repayments, and sales and maturities of investments. In addition, the Company is able to borrow funds from the Federal Reserve system ("FRB"), the Federal Home Loan Bank ("FHLB"), and The Banker Bank ("TBB")and is also able to borrow from other financial institutions. The Company monitors its compliance with regulatory liquidity requirements and anticipates that funding requirements will be satisfactorily met.

CAPITAL RESOURCES

At March 31, 2001, consolidated stockholders' equity was $11,599,253 or 6.58% of total assets compared to $11,052,055 or 6.78% of total assets at December 31, 2000. The Company's common stock had a book value of $16.04 per share at March 31, 2001 compared to a book value of $15.52 per share at December 31, 2000. At the end of the first quarter of 2001, the Company had approximately 500 stockholders of record.

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

The following table sets forth information with respect to the risk-based and leverage ratios for the Company and Bank at March 31, 2001 and 2000 compared to minimum ratios required by regulation.

                                                                                                      To Be Well
                                                                                                  Capitalized Under
                                                                        For Capital               Prompt Corrective
                                              Actual                 Adequacy Purposes            Action Provisions
                                    --------------------------------------------------------------------------------------
                                        Amount        Ratio         Amount         Ratio         Amount         Ratio
                                        ------        -----         ------         -----         ------         -----
As of March 31, 2001:
  Total Capital (to Risk-Weighted Assets)
             Consolidated                  $13,409        9.11%          11,769        8.00%            n/a           n/a
             Bank                          $15,011       10.20%          11,769        8.00%         14,712        10.00%
  Tier 1 Capital (to Risk-Weighted Assets)
             Consolidated                  $11,565        7.86%           5,885        4.00%            n/a           n/a
             Bank                          $13,168        8.95%           5,885        4.00%          8,827         6.00%
  Tier 1 Capital (to Average Assets)
             Consolidated                  $11,565        6.73%           6,869        4.00%            n/a           n/a
             Bank                          $13,168        7.67%           6,869        4.00%          8,587         5.00%

As of March 31, 2000:
  Total Capital (to Risk-Weighted Assets)
             Consolidated                  $12,030       10.11%           9,523        8.00%            n/a           n/a
             Bank                          $12,090       10.16%           9,523        8.00%         11,903        10.00%
  Tier 1 Capital (to Risk-Weighted Assets)
             Consolidated                  $10,543        8.86%           4,761        4.00%            n/a           n/a
             Bank                          $10,603        8.91%           4,761        4.00%          7,142         6.00%
  Tier 1 Capital (to Average Assets)
             Consolidated                  $10,543        7.94%           5,311        4.00%            n/a           n/a
             Bank                          $10,603        7.99%           5,311        4.00%          6,639         5.00%


RESULTS OF OPERATIONS

The Company recognized earnings of $341,588 for the first quarter of 2001. In comparison, net earnings for the first quarter of 2000 were $265,847.

Net interest income for the first three months of 2001 was $2,145,838 as compared to $1,875,137 for the first three months of 2000. The average yield on earning assets for the first quarter of 2001 increased slightly to 10.03% as compared to 9.97% for the first quarter of 2000. The average cost of funds on interest-bearing liabilities increased for the first three months of 2001 to 5.67%, as compared to 5.31% for the first three months of 2000. The increase is primarily due to increased rates in the Bank's marketplace. Consequently, the net interest spread for the first three months of 2001 and for the first three months of 2000 was 4.36% and 4.66%, respectively.

Total other expense for the first quarter of 2001 was $1,871,296 compared to $1,531,347 for the first quarter of 2000. The increase is primarily due to increased personnel costs. Additionally, CNT recorded a net loss of $139,137 during the first quarter of 2001 as a result of start-up and personnel costs. The annualized ratio of operating expenses to average assets improved to 4.02% for the first three months of 2001 from 4.58% for the first three months of 2000.

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

(b) The Company has not filed any reports on Form 8-K during the quarter ended March 31, 2001.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         FIRST CHEROKEE BANCSHARES, INC.
         -------------------------------
            (Registrant)

DATE: May 14, 2001                                    BY:  /s/Carl C. Hames, Jr.
------------------                                         ---------------------
                                                              Carl C. Hames, Jr.
                                                       President & CEO/Principal
                                                               Executive Officer

DATE: May 14, 2001                                    BY:   /s/Kitty A. Kendrick
------------------                                          --------------------
                                                               Kitty A. Kendrick
                                                        Chief Financial Officer/
                                      Principal Financial and Accounting Officer