Form 10QSB
period 2001-06-30
FIRST CHEROKEE BANCSHARES INC
filed 2001-08-13
CIK 841545

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

 X Yes   ___ No
 -

 The number of shares outstanding of registrant's common stock par value $1.00 per share at June 30, 2001 was 724,495 shares.

 Traditional Small Business Disclosure Format (check one): ___ Yes X No

                         First Cherokee Bancshares, Inc.
                         Quarterly Report on Form 10-QSB
                For the Three and Six Months Ended June 30, 2001

                                      Index




Part I.  Financial Information
                                                                        Page No.
         Consolidated Financial Statements
         Consolidated Balance Sheet (unaudited) at June 30, 2001              1

         Consolidated Statements of Earnings (unaudited)
         for the six months ended June 30, 2001 and 2000                      2

         Consolidated Statements of Earnings (unaudited)
         for the three months ended June 30, 2001 and 2000                    3

         Consolidated Statements of Comprehensive Income (unaudited)
         for the six months ended June 30, 2001 and 2000                      4

         Consolidated Statements of Comprehensive Income (unaudited) for the
         three months ended June 30, 2001 and 2000                            5

         Consolidated Statements of Cash Flows (unaudited)
         for the six months ended June 30, 2001 and 2000                      6

         Notes to Consolidated Financial Statements (unaudited)               7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            9

Part II.  Other Information

Item 1.  Legal Proceedings                                                   13

Item 2.  Changes in Securities and Use of Proceeds                           13

Item 3.  Defaults Upon Senior Securities                                     13

Item 4.  Submission of Matters to a Vote of  Security Holders                13

Item 5.  Other Information                                                   14

Item 6.  Exhibits and Reports on Form 8-K                                    14

Signatures                                                                   15

                         First Cherokee Bancshares, Inc.
                           Consolidated Balance Sheet
                                  June 30, 2001
                                   (Unaudited)

                                     Assets
                                     ------
Cash & due from banks, including $752,295 bearing interest           $6,203,784
Federal funds sold                                                    2,586,000
                                                                      ---------
          Total cash & cash equivalents                               8,789,784

Investment securities available for sale,
         at fair value                                                1,773,836
Other investments                                                     1,100,900
Loans, less allowance for loan losses
     of $2,143,677                                                  150,740,830
Premises and equipment, net                                           4,092,340
Accrued interest receivable and other assets                          8,949,142
                                                                      ---------
                    Total Assets                                   $175,446,832
                                                                   ============


                      Liabilities and Stockholders' Equity
                      ------------------------------------
Liabilities:
Deposits:
     Interest-bearing deposits                                     $133,676,690
     Noninterest-bearing deposits                                    23,886,948
                                                                     ----------
          Total deposits                                            157,563,638

Note payable and other borrowings                                     4,363,259
Accrued interest payable and other liabilities                        1,609,604
                                                                      ---------
                    Total Liabilities                               163,536,501

Minority Interest                                                      (17,308)

Stockholders' Equity:
Common stock ($1 par value; 10,000,000 shares authorized,
     775,325 shares issued, 724,495 shares outstanding)                 775,325
Additional paid-in-capital                                            6,892,555
Retained earnings                                                     5,307,455
Treasury Stock (50,830 shares acquired
     at cost)                                                        (1,052,565)
Accumulated other comprehensive
     income, net of tax                                                   4,869
                                                                          -----
               Total Stockholders' Equity                            11,927,639
                                                                     ==========

                    Total Liabilities and Stockholders' Equity     $175,446,832
                                                                   ============

                 See notes to consolidated financial statements

                         First Cherokee Bancshares, Inc.
                       Consolidated Statements of Earnings
                        For the six months ended June 30,
                                   (Unaudited)

Interest income:                                        2001           2000
                                                        ----           ----
     Interest and fees on loans                      $7,863,358      $6,753,276
     Interest on federal funds sold/overnight funds     149,318          18,391
     Interest and dividends on investments               62,686          52,263
                                                         ------          ------
          Total interest income                       8,075,362       6,823,930

Interest expense:
     Interest on deposits                             3,811,696       2,708,226
     Interest on note payable and other borrowings       75,573         147,255
                                                         ------         -------
          Total interest expense                      3,887,269       2,855,481

Net interest income                                   4,188,093       3,968,449
Provision for loan losses                                67,000         392,590
                                                         ------         -------
Net interest income after provision
     for loan losses                                  4,121,093       3,575,859

Other income:
     Gain (loss) on sales of loans                      (11,583)         52,770
     Service charges on deposit accounts
          and other income                              565,610         491,839
                                                        -------         -------
Total other income                                      554,027         544,609

Other expense:
     Salaries and employee benefits                   1,932,334       1,673,218
     Occupancy                                          508,547         454,720
     Other operating expense                          1,318,835         971,902
                                                      ---------         -------
Total other expense                                   3,759,716       3,099,840

Earnings before income taxes                            915,404       1,020,628

Income tax expense                                      404,250         389,000
Minority interest in losses of consolidated subsidiary (137,308)              0
                                                       --------               -
Net earnings                                           $648,462        $631,628
                                                       ========        ========

Basic earnings per share                                  $0.90           $0.83
                                                          =====           =====
Diluted earnings per share                                $0.89           $0.83
                                                          =====           =====

                 See notes to consolidated financial statements

                         First Cherokee Bancshares, Inc.
                       Consolidated Statements of Earnings
                       For the three months ended June 30,
                                   (Unaudited)

Interest income:                                        2001             2000
                                                        ----             ----
     Interest and fees on loans                      $3,870,419      $3,567,144
     Interest on federal funds sold/overnight funds      64,867          10,908
     Interest and dividends on investments               36,822          25,611
                                                         ------          ------
          Total interest income                       3,972,108       3,603,663
                                                      ---------       ---------

Interest expense:
     Interest on deposits                             1,889,419       1,443,500
     Interest on note payable and other borrowings       40,434          66,851
                                                         ------          ------
          Total interest expense                      1,929,853       1,510,351
                                                      ---------       ---------

Net interest income                                   2,042,255       2,093,312
Provision for loan losses                                     0         221,000
                                                              -         -------
Net interest income after provision
     for loan losses                                  2,042,255       1,872,312
                                                      ---------       ---------

Other income:
     Loss on sales of loans                              (6,579)         (3,617)
     Service charges on deposit accounts
          and other income                              279,878         275,579
                                                        -------         -------
Total other income                                      273,299         271,962
                                                        -------         -------

Other expense:
     Salaries and employee benefits                     956,154         842,445
     Occupancy                                          255,723         234,812
     Other operating expense                            676,543         491,236
                                                        -------         -------
Total other expense                                   1,888,420       1,568,493
                                                      ---------       ---------

Earnings before income taxes                            427,134         575,781

Income tax expense                                      188,000         210,000
Minority interest in losses of consolidated subsidiary  (67,740)              0
                                                        -------               -
Net earnings                                           $306,874        $365,781
                                                       ========        ========

Basic earnings per share                                  $0.42           $0.49
                                                          =====           =====
Diluted earnings per share                                $0.42           $0.49
                                                          =====           =====

                 See notes to consolidated financial statements

                         First Cherokee Bancshares, Inc.
                 Consolidated Statements of Comprehensive Income
                        For the six months ended June 30,
                                   (Unaudited)

                                                           2001           2000
                                                           ----           ----
Net earnings                                             $648,462      $631,628
Other comprehensive income, net of tax:
    Unrealized gain (loss) arising during the period, net
      of tax of $4,207 and $(831), respectively             6,786        (1,341)
                                                            -----        ------

Comprehensive income                                     $655,248      $630,287
                                                         ========      ========

                 See Notes to Consolidated Financial Statements

                         First Cherokee Bancshares, Inc.
                 Consolidated Statements of Comprehensive Income
                       For the three months ended June 30,
                                   (Unaudited)

                                                           2001          2000
                                                           ----          ----

Net earnings                                             $306,874      $365,781
Other comprehensive income, net of tax:
    Unrealized gain arising during the period, net
      of tax of $2,738 and $242, respectively               4,416           397
                                                            -----           ---

Comprehensive income                                     $311,290      $366,178
                                                         ========      ========

                 See Notes to Consolidated Financial Statements

                         First Cherokee Bancshares, Inc.
                      Consolidated Statements of Cash Flows
                        For the six months ended June 30,
                                   (Unaudited)
                                                        2001          2000
                                                        ----          ----
Cash flows from operating activities:
Net earnings                                          $648,462      $631,628
Adjustments to reconcile net earnings to net cash
  provided in operating activities:
    Depreciation, amortization and accretion           446,665       190,526
    Provision for loan losses                           67,000       392,590
    Change in accrued interest payable and
      other liabilities                                (51,185)       35,207
    Change in accrued interest receivable and
      other assets                                    (435,480)     (232,473)
                                                       --------     --------
        Total adjustments                               27,000       385,850
                                                        ------       -------
        Net Cash provided by operating activities      675,462     1,017,478

Cash flows from investing activities:
    Purchase of other cash surrender value
      of life insurance                               (498,000)            0
    Purchases of other investments                     (13,500)     (222,100)
    Purchases of investment securities              (1,750,000)            0
    Proceeds from sale of OREO                               0       887,466
    Improvements to OREO                              (293,079)            0
    Proceeds from maturities and calls of investment
      securities available for sale                    523,610        18,999
    Net change in loans                             (6,999,419)  (21,834,351)
    Purchases of premises and equipment               (268,130)      (79,536)
    Investment in unconsolidated subsidiary           (226,125)            0
                                                      --------             -
        Net Cash used by investing activities       (9,524,643)  (21,229,522)

Cash flows from financing activities:
    Net change in deposits                           8,813,802    21,970,106
    Proceeds from FHLB advances                      2,500,000     1,000,000
    Proceeds from exercise of stock options             10,000         4,980
    Proceeds from sale of  treasury stock              220,750        41,569
    Purchase of treasury stock                         (10,414)            0
    Net proceeds from note payable                     350,000      (625,299)
    Minority Interest                                  (17,308)            0
                                                       -------             -
        Net Cash provided by financing activities   11,866,830    22,391,356

Net change in cash and cash equivalents              3,017,649     2,179,312
Beginning cash and cash equivalents                  5,772,135     4,559,572
                                                     ---------     ---------
Ending cash and cash equivalents                    $8,789,784    $6,738,884
                                                    ==========    ==========

Noncash investing activities:
    Change in accumulated other comprehensive
         income, net of tax                             $6,786       ($1,341)
    Transfer of loans to other real estate            $546,187      $104,500
    Financed Sale of OREO                             $105,000      $109,915

Supplemental disclosure of cash flow information:
    Interest Paid                                   $3,734,108    $2,648,415
    Income Taxes Paid                                 $533,000      $414,000

                 See notes to consolidated financial statements

                         FIRST CHEROKEE BANCSHARES, INC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 2001

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

In December 2000, the Bank entered into an operating agreement with a registered investment advisor to form CNT to offer services permitted by a national bank trust charter. Pursuant to the operating agreement, the Bank obtained a 60% interest in CNT with an initial investment of $300,000 and is entitled to 50% of CNT's results of operations. CNT began operations during the first quarter of 2001.

In May 2001, the Bank obtained a 33.34% ownership interest in Elizabeth Station, LLC through an initial capital contribution of $226,125. Elizabeth Station, LLC was formed for the purpose of acquiring, developing and leasing real property. As of June 30, 2001, Elizabeth Station, LLC had not begun operations. The investment in Elizabeth Station is accounted for using the equity method of accounting.

The accompanying unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the Company's financial position as of June 30, 2001, and the results of its operations and its cash flows for the six-month period then ended. All such adjustments are normal and recurring in nature. The financial statements included herein should be read in conjunction with the consolidated financial statements and the related notes and the report of independent accountants included in the Company's 2000 Annual Report on Form 10-KSB.

NOTE (2) - NET EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares.

Reconciliations of the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share" for the periods ended June 30, 2001 and June 30, 2000 are as follows:


                     For the six months ended June 30, 2001:

                                   Net Earnings    Common Shares     Per Share
                                   (Numerator)     (Denominator)       Amount
                                   -----------     -------------       ------
Basic earnings per share             $648,462         722,281          $0.90
Effect of dilutive securities:
     Stock options                          0           9,269
                                            -           -----
Diluted earnings per share           $648,462         731,550          $0.89
                                     ========         =======          =====

                     For the six months ended June 30, 2000

                                   Net Earnings    Common Shares     Per Share
                                   (Numerator)     (Denominator)       Amount
                                   -----------     -------------       ------
Basic earnings per share             $631,628         759,450          $0.83
Effect of dilutive securities:
     Stock options                          0           1,899
                                            -           -----
Diluted earnings per share           $631,628         761,349          $0.83
                                     ========         =======          =====

                    For the three months ended June 30, 2001:

                                   Net Earnings    Common Shares     Per Share
                                   (Numerator)     (Denominator)       Amount
                                   -----------     -------------       ------
Basic earnings per share            $306,874          723,895          $0.42
Effect of dilutive securities:
     Stock options                         0           10,162
                                           -           ------

Diluted earnings per share          $306,874          734,057          $0.42
                                    ========          =======          =====

                    For the three months ended June 30, 2000

                                   Net Earnings    Common Shares     Per Share
                                   (Numerator)     (Denominator)       Amount
                                   -----------     -------------       ------
Basic earnings per share            $365,781          748,096          $0.49
Effect of dilutive securities:
     Stock options                         0              296
                                           -              ---
Diluted earnings per share          $365,781          748,392          $0.49
                                    ========          =======          =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001

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

FINANCIAL CONDITION

Total assets as of June 30, 2001 were $175.4 million compared to $163.0 million as of December 31, 2000. Assets of the Company decreased approximately $700,000 during the second quarter of 2001 as compared to an increase of approximately $8.9 million during the second quarter of 2000. The Company obtained $8 million in brokered deposits during the second quarter of 2000, to help fund loan growth, but at costs lower than it paid for deposits in the local market.

Loans increased to $152.9 million at June 30, 2001 from $146.3 million at December 31, 2000. Management anticipates loan production will continue to increase during the remainder of the year. The following table presents major classifications of loans at June 30, 2001:

                                                                      % of
                                                                      Total
                                               Total                  Loan
                                               Loans                Portfolio
                                               -----                ---------
         Commercial                         $ 12,256,198              8.01%
         SBA - unguaranteed                   29,232,482             19.12%
         Real estate - mortgage               73,766,795             48.25%
         Real estate - construction           27,664,969             18.10%
         Installment and other consumer        9,964,063              6.52%
                                             ------------           ---------
           Total loans                       152,884,507            100.00%
                                                                    =======
           Less: Allowance for loan losses    (2,143,677)
                                              ----------

           Total net loans                  $150,740,830
                                            ============



Net premises and equipment were $4.1 million at June 30, 2001 and December 31, 2000. Other assets increased from $7.3 million as of December 31, 2000 to $8.9 million as of June 30, 2001.

Total deposits were $157.6 million at June 30, 2001 compared to $148.8 million at December 31, 2000. As of June 30, 2001, interest-bearing deposits and non interest-bearing deposits were $133.7 million and $23.9 million, respectively. As of December 31, 2000, interest-bearing deposits and non interest-bearing deposits were $126.8 million and $22.0 million, respectively.

No provision was added to the allowance for loan losses during the second quarter of 2001. The allowance had a balance of $2,143,677 at June 30, 2001, representing 1.40% of loans. Chargeoffs were $15,356 while recoveries were $44,071 resulting in net recoveries of $28,715 for the first two quarters of 2001. Management believes this allowance is adequate to cover possible loan losses. At June 30, 2001, management determined that two loans required specific reserves totaling $18,242. The allowance is allocated among the loan categories based on the relative percentage of the particular category to total loans. The following table presents the activity in the allowance for the first two quarters of 2001.


                         FIRST CHEROKEE BANCSHARES, INC.
                    ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

       Balance, December 31, 2000                            $2,047,962

       Chargeoffs                                               (15,356)

       Recoveries                                                44,071

       Provision for Loan Losses                                 67,000
                                                             ----------
       Balance, June 30, 2001                                $2,143,677
                                    -10-                     ==========

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS
At June 30, 2001, the Bank had eleven loans classified as nonaccrual totaling $2,314,551, all of which are secured by real estate, vehicles, equipment or inventory. The Bank's impaired loans consist of those nonaccrual loans that are either greater than 90 days delinquent as of June 30, 2001 or are classified as nonaccrual by management because the collection of interest from the borrower is doubtful. Specific reserves totaling $18,242 have been allocated on selected nonaccrual loans considered impaired. Interest income from impaired loans is recognized using a cash basis method of accounting for the time period during which the loans were impaired. If interest income on the total nonaccrual loans had been accrued, that income would have approximated $216,000 as of June 30, 2001. Interest income on such loans, recorded only when received, was approximately $227,000 for the first six months of 2001. As of June 30, 2001, the Bank had five properties classified as other real estate owned, totaling $769,494. The ratio of loans past due 30 days or more to total loans was .20% at June 30, 2001 compared to 4.84% at December 31, 2000. There were no loans past due 90 days or more still accruing interest as of June 30, 2001. There were no restructured loans as of June 30, 2001 or December 31, 2000.

LIQUIDITY
Liquidity refers to the ability of the Company to meet its cash flow requirements and fund its commitments. The Company manages the levels, types, and maturities of earning assets in relation to the sources available to fund current and future needs to ensure that adequate funding will be available at all times. The Company's primary sources of funds are increases in deposits, loan repayments, and sales and maturities of investments. In addition, the Company is able to borrow funds from the Federal Reserve system, the Federal Home Loan Bank, and The Bankers Bank and is also able to borrow from other financial institutions. The Company monitors its compliance with regulatory liquidity requirements and anticipates that funding requirements will be satisfactorily met.

CAPITAL RESOURCES
At June 30, 2001, consolidated stockholders' equity was $11,927,639 or 6.80% of total assets compared to $11,052,055 or 6.78% of total assets at December 31, 2000. The Company's common stock had a book value of $16.46 per share at June 30, 2001 compared to a book value of $15.52 per share at December 31, 2000. At the end of the second quarter of 2001, the Company had approximately 500 stockholders of record.

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

The following table sets forth information with respect to the risk-based and leverage ratios for the Company and Bank at June 30, 2001 and 2000 compared to minimum ratios required by regulation.

                                                                                                      To Be Well
                                                                                                  Capitalized Under
                                                                        For Capital               Prompt Corrective
                                              Actual                 Adequacy Purposes            Action Provisions
                                    --------------------------------------------------------------------------------------
                                        Amount        Ratio         Amount         Ratio         Amount         Ratio
                                        ------        -----         ------         -----         ------         -----
                                                                (dollars in thousands)
As of June 30, 2001:
 Total Capital (to Risk-Weighted Assets)
            Consolidated                  $13,747        9.31%          11,821        8.00%            n/a           n/a
            Bank                          $15,375       10.41%          11,821        8.00%         14,777        10.00%
 Tier 1 Capital (to Risk-Weighted Assets)
            Consolidated                  $11,897        8.05%           5,911        4.00%            n/a           n/a
            Bank                          $13,525        9.15%           5,911        4.00%          8,866         6.00%
 Tier 1 Capital (to Average Assets)
            Consolidated                  $11,897        6.78%           7,019        4.00%            n/a           n/a
            Bank                          $13,525        7.71%           7,019        4.00%          8,774         5.00%

As of June 30, 2000:
 Total Capital (to Risk-Weighted Assets)
            Consolidated                  $12,560        9.85%          10,206        8.00%            n/a           n/a
            Bank                          $12,786       10.02%          10,206        8.00%         12,757        10.00%
 Tier 1 Capital (to Risk-Weighted Assets)
            Consolidated                  $10,964        8.59%           5,103        4.00%            n/a           n/a
            Bank                          $11,190        8.77%           5,103        4.00%          7,654         6.00%
 Tier 1 Capital (to Average Assets)
            Consolidated                  $10,964        7.71%           5,692        4.00%            n/a           n/a
            Bank                          $11,190        7.86%           5,692        4.00%          7,114         5.00%

RESULTS OF OPERATIONS
The Company recognized earnings of $648,462 for the first six months of 2001. In comparison, net earnings for the first six months of 2000 were $631,628.

Net interest income for the first six months of 2001 was $4,188,093 as compared to $3,968,449 for the first six months of 2000. The average yield on earning assets for the first two quarters of 2001 decreased to 10.30% as compared to 11.13% for the first two quarters of 2000. The decrease is primarily due to the decrease in the prime lending rate. The average cost of funds on interest-bearing liabilities increased for the first six months of 2001 to 5.62%, as compared to 5.33% for the first six months of 2000. The increase is primarily due to increased rates in the Bank's marketplace. Consequently, the net interest spread for the first six months of 2001 and for the first six months of 2000 was 4.68% and 5.80%, respectively.

Total other expense for the first half of 2001 was $3,759,716 compared to $3,099,840 for the first half of 2000. The increase is primarily due to increased personnel costs. Additionally, CNT recorded a net loss of $274,617 during the first six months of 2001 as a result of start-up and personnel costs. The annualized ratio of operating expenses to average assets was 3.99% for the first six months of 2001 compared to 4.48% for the first six months of 2000.

PART II - OTHER INFORMATION

         Item 1. Legal Proceedings - None

         Item 2. Changes in Securities and Use of Proceeds
                (a) None
                (b) None
                (c) Periodically, the Company has sold unregistered shares of its common stock, par value $1.00 per share, to the Company's 401(k) Profit Sharing Plan for Bank employees. The following table sets forth information of such transactions for 2000 and through June 30, 2001:

       Date                            Number of Shares                 Price
       ----                            ----------------                 -----
      May 2000                               2,284                     $16.00
      December 2000                            386                     $18.75
      January 2001                              75                     $18.75
      January 2001                           3,004                     $17.00
      January 2001                           3,156                     $18.75
      February 2001                          3,889                     $18.00
      March 2001                             1,160                     $21.00
      April 2001                               236                     $21.00
      April 2001                                39                     $21.00
      May 2001                                 284                     $18.50
      June 2001                                200                     $18.50

                    Because the Company only sold these shares to the Company's 401(k) Profit Sharing Plan, the transactions did not involve public offerings and are exempt from registration under Section 4(2) of the Securities Act of 1933.

                    In May 2001, Carl C. Hames, Jr. CEO and President of the Company, exercised an incentive stock option, granted him under his Employment Agreement with the Company, to purchase 1,100 shares of Company stock. The Company sold 1,100 unregistered shares of its common stock, par value $1.00 per share, to Mr. Hames for $9.09 per share. Because the Company sold these shares to Mr. Hames under the terms of his Employment Agreement, the transaction did not involve a public offering and is exempt from registration under Section 4(2) of the Securities Act of 1933.
                (d) None

         Item 3. Defaults Upon Senior Securities - None

         Item 4. Submission of Matters to a Vote of Security Holders
                (a) An Annual Shareholders Meeting was held on April 25, 2001
                (b) All of the thirteen incumbent directors were elected to serve one-year terms until the annual meeting of shareholders in 2002. The following table sets forth the number of votes cast for and withheld with respect to each nominated Director. There were no abstentions or broker non-votes.


          Name of Nominee           Votes for                 Votes Withheld
          ---------------           ---------                 --------------
          Alan D. Bobo               497,894                       4,060
          Elwin K. Bobo              497,894                       4,060
          Michael A. Edwards         497,894                       4,060
          J. Stanley Fitts           497,894                       4,060
          Russell L. Flynn           497,894                       4,060
          Carl C. Hames, Jr.         497,619                       4,335
          C. Garry Haygood           497,784                       4,170
          Thomas D. Hopkins          497,894                       4,060
          Bobby R. Hubbard           497,894                       4,060
          R. O. Kononen, Jr.         497,894                       4,060
          Dennis M. Lord             497,894                       4,060
          Larry R. Lusk              497,894                       4,060
          Dr. Stuart R. Tasman       497,894                       4,060

          Pursuant to Rule 14a-4 (c) (1) promulgated under the Securities Exchange Act of 1934, as amended, shareholders desiring to present a proposal for consideration at the Company's 2002 Annual Meeting of Shareholders must notify the Company in writing at its principal office at 9860 Highway 92, Woodstock, Ga. 30188, of the contents of such proposal no later than December 1, 2001. Failure to timely submit such a proposal will enable the proxies appointed by management to exercise their discretionary voting authority when the proposal is raised at the Annual Meeting of Shareholders without any discussion of the matter in the proxy statement.

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

          (b) The Company has not filed any reports on Form 8-K during the quarter ended June 30, 2001.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      FIRST CHEROKEE BANCSHARES, INC.
      (Registrant)

DATE: August 13, 2001                                BY:  /s/Carl C. Hames, Jr.
      ---------------                                    ----------------------
                                                             Carl C. Hames, Jr.
                                                      President & CEO/Principal
                                                              Executive Officer

DATE: August 13, 2001                                BY:  /s/Kitty A. Kendrick
      ---------------                                     ----------------------
                                                             Kitty A. Kendrick
                                                        Chief Financial Officer/
                                      Principal Financial and Accounting Officer