Form 10QSB
period 2001-09-30
FIRST CHEROKEE BANCSHARES INC
filed 2001-11-13
CIK 841545

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

_X_ Yes  __ No

The number of shares outstanding of registrant's common stock par value $1.00 per share at September 30, 2001 was 725,986 shares.

Traditional Small Business Disclosure Format (check one): __ Yes  _X_ No

                         First Cherokee Bancshares, Inc.
                         Quarterly Report on Form 10-QSB
             For the Three and Nine Months Ended September 30, 2001

                                      Index
                                      -----

Page No.
--------
Part I.  Financial Information

         Consolidated Financial Statements
         Consolidated Balance Sheet (unaudited) at September 30, 2001       3

         Consolidated Statements of Earnings (unaudited)
         for the nine months ended September 30, 2001 and 2000              4

         Consolidated Statements of Earnings (unaudited)
         for the three months ended September 30, 2001 and 2000             5

         Consolidated Statements of Comprehensive Income (unaudited)
         for the nine months ended September 30, 2001 and 2000              6

         Consolidated Statements of Comprehensive Income (unaudited)
         for the three months ended September 30, 2001 and 2000             6

         Consolidated Statements of Cash Flows (unaudited)
         for the nine months ended September 30, 2001 and 2000              7

         Notes to Consolidated Financial Statements (unaudited)             8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         10

Part II.  Other Information

Item 1.  Legal Proceedings                                                 15

Item 2.  Changes in Securities and Use of Proceeds                         15

Item 3.  Defaults Upon Senior Securities                                   15

Item 4.  Submission of Matters to a Vote of Security Holders               15

Item 5.  Other Information                                                 15

Item 6.  Exhibits and Reports on Form 8-K                                  16

Signatures                                                                 17

                         First Cherokee Bancshares, Inc.
                           Consolidated Balance Sheet
                               September 30, 2001
                                   (Unaudited)

                                     Assets
                                     ------
Cash & due from banks, including $794,024
  bearing interest                                                $5,232,929
Federal funds sold                                                   988,000
                                                                     -------
      Total cash & cash equivalents                                6,220,929
Investment securities available for sale,
  at fair value                                                    1,771,179
Other investments                                                  1,100,900
Loans, less allowance for loan losses
  of $2,147,891                                                  154,804,071
Premises and equipment, net                                        4,928,378
Accrued interest receivable and other assets                       9,059,778
                                                                ------------
                   Total Assets                                 $177,885,235
                                                                ============



                      Liabilities and Stockholders' Equity

Liabilities:
Deposits:
  Interest-bearing deposits                                     $139,824,515
  Noninterest-bearing deposits                                    22,267,380
                                                                  ----------
      Total deposits                                             162,091,895
Note payable and other borrowings                                  1,863,259
Accrued interest payable and other liabilities                     1,629,467
                                                                   ---------
                   Total Liabilities                             165,584,621


Stockholders' Equity:
Common stock ($1 par value; 10,000,000 shares authorized,
  775,325 shares issued, 725,986 shares outstanding)                 775,325
Additional paid-in-capital                                         6,898,481
Retained earnings                                                  5,649,278
Treasury Stock (49,339 shares acquired
  at cost)                                                        (1,027,170)
Accumulated other comprehensive
  income, net of tax                                                   4,700
                                                                       -----
                   Total Stockholders' Equity                     12,300,614
                                                                  ----------

                    Total Liabilities and Stockholders' Equity  $177,885,235
                                                                ============

                 See notes to consolidated financial statements

                         First Cherokee Bancshares, Inc.
                       Consolidated Statements of Earnings
                     For the nine months ended September 30,
                                   (Unaudited)

Interest income:                                       2001              2000
                                                       ----              ----
  Interest and fees on loans                        $11,734,411     $10,546,802
  Interest on federal funds sold/overnight funds        171,737         145,174
  Interest and dividends on investments                 104,600          77,972
                                                        -------          ------
     Total interest income                           12,010,748      10,769,948

Interest expense:
  Interest on deposits                                5,639,553       4,476,775
  Interest on note payable and other borrowings         114,261         162,499
                                                        -------         -------
     Total interest expense                           5,753,814       4,639,274

Net interest income                                   6,256,934       6,130,674
Provision for loan losses                                67,000         606,244
                                                         ------         -------
Net interest income after provision
    for loan losses                                   6,189,934       5,524,430
                                                      ---------       ---------

Other income:
  Gain (loss) on sales of loans                         (19,413)        113,252
  Service charges on deposit accounts
    and other income                                    899,047         773,756
                                                        -------       ---------

Total other income                                      879,634         887,008
                                                        -------       ---------

Other expense:
  Salaries and employee benefits                      2,936,785       2,565,574
  Occupancy                                             771,598         697,852
  Other operating expense                             1,757,650       1,489,290
                                                      ---------       ---------

Total other expense                                   5,466,033       4,752,716
                                                      ---------       ---------

Earnings before income taxes                          1,603,535       1,658,722

Income tax expense                                      613,250         633,000
                                                       --------               -
Net earnings                                           $990,285      $1,025,722
                                                       ========      ==========

Basic earnings per share                                  $1.37           $1.37
                                                          =====           =====
Diluted earnings per share                                $1.35           $1.37
                                                          =====           =====


                 See notes to consolidated financial statements

                         First Cherokee Bancshares, Inc.
                       Consolidated Statements of Earnings
                    For the three months ended September 30,
                                   (Unaudited)

Interest income:                                       2001              2000
                                                       ----              ----
  Interest and fees on loans                        $3,871,053       $3,793,526
  Interest on federal funds sold/overnight funds        22,419          126,783
  Interest and dividends on investments                 41,914           25,709
                                                        ------           ------
     Total interest income                           3,935,386        3,946,018

Interest expense:
  Interest on deposits                               1,827,857        1,768,549
  Interest on note payable and other borrowings         38,688           15,244
                                                        ------           ------
     Total interest expense                          1,866,545        1,783,793

Net interest income                                  2,068,841        2,162,225
Provision for loan losses                                    0          213,654
                                                             -          -------
Net interest income after provision
   for loan losses                                   2,068,841        1,948,571
                                                     ---------        ---------

Other income:
     Gain (loss)on sales of loans                       (7,830)          60,482
     Service charges on deposit accounts
        and other income                               333,437          281,917
                                                       -------          -------
Total other income                                     325,607          342,399
                                                       -------          -------

Other expense:
     Salaries and employee benefits                  1,004,451          892,356
     Occupancy                                         263,051          243,132
     Other operating expense                           576,123          517,388
                                                       -------          -------
Total other expense                                  1,843,625        1,652,876
                                                     ---------        ---------

Earnings before income taxes                           550,823          638,094

Income tax expense                                     209,000          244,000
                                                       -------                -
Net earnings                                          $341,823         $394,094
                                                      ========         ========

Basic earnings per share                                 $0.47            $0.53
                                                        ======            =====
Diluted earnings per share                               $0.47            $0.53
                                                        ======            =====

                 See notes to consolidated financial statements

                         First Cherokee Bancshares, Inc.
                 Consolidated Statements of Comprehensive Income
                     For the nine months ended September 30,
                                   (Unaudited)

                                                       2001              2000
                                                       ----              ----
Net earnings                                         $990,285       $1,025,722
Other comprehensive income, net of tax:
  Unrealized gain arising during the period, net
  of tax of $4,103 and $580, respectively               6,617              936
                                                        -----              ---

Comprehensive income                                 $996,902       $1,026,658
                                                     ========       ==========

                 See Notes to Consolidated Financial Statements




                         First Cherokee Bancshares, Inc.
                 Consolidated Statements of Comprehensive Income
                    For the three months ended September 30,
                                   (Unaudited)

                                                          2001           2000
                                                          ----           ----
Net earnings                                           $341,823       $394,094
Other comprehensive income, net of tax:
    Unrealized gain (loss) arising during the period, net
      of tax of ($105) and $1,412, respectively            (169)         2,277
                                                           ----          -----

Comprehensive income                                   $341,654       $396,371
                                                       ========       ========

                 See Notes to Consolidated Financial Statements

                         First Cherokee Bancshares, Inc.
                      Consolidated Statements of Cash Flows
                     For the nine months ended September 30,
                                   (Unaudited)
                                                       2001             2000
                                                       ----             ----
Cash flows from operating activities:
Net earnings                                         $990,285        $1,025,722
Adjustments to reconcile net earnings to net cash
  provided in operating activities:
    Depreciation, amortization and accretion          656,345           346,402
    Provision for loan losses                          67,000           606,244
    Change in accrued interest payable and
      other liabilities                               (31,322)          214,710
    Net (loss) gain on sale of OREO                    23,873            (7,389)
    Change in accrued interest receivable and
      other assets                                   (752,061)         (545,557)
                                                     --------          --------
        Total adjustments                             (36,165)          614,410
                                                     --------          --------
        Net cash provided by operating activities     954,120         1,640,132

Cash flows from investing activities:
    Purchase of other cash surrender value of life
      insurance                                      (498,000)                0
    Purchases of other investments                    (13,500)         (222,100)
    Purchases of investment securities             (1,750,000)                0
    Proceeds from sale of OREO                        103,338           887,466
    Improvements to OREO                             (383,951)         (168,549)
    Proceeds from maturities and calls of investment
      securities available for sale                   539,247            26,173
    Net change in loans                           (11,000,458)      (26,225,844)
    Purchases of premises and equipment            (1,219,593)         (271,017)
    Investment in unconsolidated subsidiary          (226,125)                0
                                                     --------                 -
        Net cash used by investing activities     (14,449,042)      (25,973,871)

Cash flows from financing activities:
    Net change in deposits                         13,342,059        34,323,934
    Net proceeds from FHLB advances                         0        (3,000,000)
    Proceeds from exercise of stock options            10,000            10,000
    Proceeds from sale of  treasury stock             265,133            36,550
    Purchase of treasury stock                        (23,476)         (813,259)
    Net proceeds from note payable                    350,000           287,960
                                                      -------           -------
        Net cash provided by financing activities  13,943,716        30,845,185

Net change in cash and cash equivalents               448,794         6,511,446
Beginning cash and cash equivalents                 5,772,135         4,559,572
                                                    ---------         ---------
Ending cash and cash equivalents                   $6,220,929       $11,071,018
                                                   ==========       ===========

Noncash investing activities:
    Change in accumulated other comprehensive
         income, net of tax                            $6,617              $936
    Transfer of loans to other real estate           $732,986          $306,345
    Financed Sale of OREO                            $354,000          $109,915

Supplemental disclosure of cash flow information:
    Interest Paid                                  $5,830,721        $4,270,376
    Income Taxes Paid                                $703,000          $717,000

                 See notes to consolidated financial statements

                         FIRST CHEROKEE BANCSHARES, INC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 2001

NOTE (1) - BASIS OF PRESENTATION
--------------------------------

The consolidated financial statements include the accounts of First Cherokee Bancshares, Inc. (the "Company"), a financial holding company, and its wholly-owned subsidiary, First National Bank of Cherokee (the "Bank"), along with its 60% owned subsidiary, Cherokee National Trust LLC ("CNT"). All significant accounts have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with current year presentation.

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

In May 2001, the Bank obtained a 33.34% ownership interest in Elizabeth Station, LLC through an initial capital contribution of $226,125. Elizabeth Station, LLC was formed for the purpose of acquiring, developing and leasing real property. As of September 30, 2001, Elizabeth Station, LLC had not begun operations. The investment in Elizabeth Station is accounted for using the equity method of accounting.

The accompanying unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the Company's financial position as of September 30, 2001, and the results of its operations and its cash flows for the nine-month period then ended. All such adjustments are normal and recurring in nature. The financial statements included herein should be read in conjunction with the consolidated financial statements and the related notes and the report of independent accountants included in the Company's 2000 Annual Report on Form 10-KSB.

NOTE (2) - NET EARNINGS PER SHARE
---------------------------------

Basic earnings per share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares.

Reconciliations of the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share" for the periods ended September 30, 2001 and September 30, 2000 are as follows:

                  For the nine months ended September 30, 2001:

                                    Net Earnings   Common Shares     Per Share
                                    (Numerator)    (Denominator)       Amount
                                    -----------    -------------       ------
Basic earnings per share             $990,285         722,310          $1.37
Effect of dilutive securities:
     Stock options                                      9,539
                                                        -----
Diluted earnings per share           $990,285         731,849          $1.35
                                     ========         =======          =====

                  For the nine months ended September 30, 2000

                                    Net Earnings   Common Shares     Per Share
                                    (Numerator)    (Denominator)       Amount
                                    -----------    -------------       ------
Basic earnings per share           $1,025,722         746,281          $1.37
Effect of dilutive securities:
     Stock options                                      3,627
                                                        -----
Diluted earnings per share         $1,025,722         749,908          $1.37
                                   ==========         =======          =====

                  For the three months ended September 30, 2001

                                    Net Earnings   Common Shares     Per Share
                                    (Numerator)    (Denominator)       Amount
                                    -----------    -------------       ------
Basic earnings per share             $341,823         724,581          $0.47
Effect of dilutive securities:
     Stock options                                     10,069
                                                       ------
Diluted earnings per share           $341,823         734,650          $0.47
                                     ========         =======          =====

                  For the three months ended September 30, 2000

                                    Net Earnings   Common Shares     Per Share
                                    (Numerator)    (Denominator)       Amount
                                    -----------    -------------       ------
Basic earnings per share             $394,094         744,810          $0.53
Effect of dilutive securities:
     Stock options                                      4,344
                                                        -----
Diluted earnings per share           $394,094         749,154          $0.53
                                     ========         =======          =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

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

FINANCIAL CONDITION

Total assets as of September 30, 2001 were $177.9 million compared to $163.0 million as of December 31, 2000. Assets of the Company increased approximately $2.4 million during the third quarter of 2001 as compared to an increase of approximately $9 million during the third quarter of 2000. The Company obtained $8 million in brokered deposits during the third quarter of 2000, to help fund loan growth, but at costs lower than it paid for deposits in the local market.

Loans increased to $157.0 million at September 30, 2001 from $146.3 million at December 31, 2000. Management anticipates loan production will continue to increase, based on historical trends, during the remainder of the year. The following table presents major classifications of loans at September 30, 2001:

                                                                  % of
                                                                  Total
                                           Total                  Loan
                                           Loans                Portfolio
                                           -----                ---------

      Commercial                        $ 11,534,664              7.35%
      SBA - unguaranteed                  29,387,654             18.72%
      Real estate - mortgage              75,468,854             48.08%
      Real estate - construction          30,895,819             19.69%
      Installment and other consumer       9,664,971              6.16%
                                           ---------              ----
        Total loans                      156,951,962            100.00%
                                                                ======
        Less: Allowance for loan losses   (2,147,891)
                                          ----------
        Total net loans                 $154,804,071
                                        ============



Net premises and equipment were $4.9 million at September 30, 2001 and $4.1 million at December 31, 2000. Other assets increased from $7.3 million as of December 31, 2000 to $9.1 million as of September 30, 2001.

Total deposits were $162.1 million at September 30, 2001 compared to $148.8 million at December 31, 2000. As of September 30, 2001, interest-bearing deposits and non interest-bearing deposits were $139.8 million and $22.3 million, respectively. As of December 31, 2000, interest-bearing deposits and non interest-bearing deposits were $126.8 million and $22.0 million, respectively.

No provision was added to the allowance for loan losses during the third quarter of 2001. The allowance had a balance of $2,147,891 at September 30, 2001, representing 1.37% of loans. Chargeoffs were $90,403 while recoveries were $123,332 resulting in net recoveries of $32,929 for the first three quarters of 2001. Management believes this allowance is adequate to cover possible loan losses. At September 30, 2001, management determined that no loans required specific reserves. The allowance is allocated among the loan categories based on the relative percentage of the particular category to total loans. The following table presents the activity in the allowance for the first three quarters of 2001.


                         FIRST CHEROKEE BANCSHARES, INC.
                    ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

        Balance, December 31, 2000                       $2,047,962

        Chargeoffs                                          (90,403)

        Recoveries                                          123,332

        Provision for Loan Losses                            67,000
                                                             ------

        Balance, September 30, 2001                      $2,147,891
                                                         ==========


NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS
-------------------------------------------
At September 30, 2001, the Bank had two loans classified as nonaccrual totaling $241,772, both of which are secured by real estate. The Bank's impaired loans consist of those nonaccrual loans that are either greater than 90 days delinquent as of September 30, 2001 or are classified as nonaccrual by management because the collection of interest from the borrower is doubtful. No specific reserves have been allocated on these nonaccrual loans because they are not considered impaired. Interest income from impaired loans is recognized using a cash basis method of accounting for the time period during which the loans were impaired. If interest income on the total nonaccrual loans had been accrued, that income would have approximated $37,786 as of September 30, 2001. Interest income on such loans, recorded only when received, was approximately $77,601 for the first nine months of 2001. As of September
30, 2001, the Bank had four properties classified as other real estate owned, totaling $683,196. The ratio of loans past due 30 days or more to total loans was 1.22% at September 30, 2001 compared to 4.84% at December 31, 2000. There were nine loans totaling $692,500 past due 90 days or more still accruing interest as of September 30, 2001, each of which is well secured and in the process of collection. There were no restructured loans as of September 30, 2001 or December 31, 2000.

LIQUIDITY
---------
Liquidity refers to the ability of the Company to meet its cash flow requirements and fund its commitments. The Company manages the levels, types, and maturities of earning assets in relation to the sources available to fund current and future needs to ensure that adequate funding will be available at all times. The Company's primary sources of funds are increases in deposits, loan repayments, and sales and maturities of investments. In addition, the Company is able to borrow funds from the Federal Reserve system, the Federal Home Loan Bank, and The Bankers Bank and is also able to borrow from other financial institutions. The Company monitors its compliance with regulatory liquidity requirements and anticipates that funding requirements will be satisfactorily met.

CAPITAL RESOURCES
-----------------
At September 30, 2001, consolidated stockholders' equity was $12,300,614 or 6.91% of total assets compared to $11,052,055 or 6.78% of total assets at December 31, 2000. The Company's common stock had a book value of $16.94 per share at September 30, 2001 compared to a book value of $15.52 per share at December 31, 2000. At the end of the third quarter of 2001, the Company had approximately 500 stockholders of record.

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

The following table sets forth information with respect to the risk-based and leverage ratios for the Company and Bank at September 30, 2001 and 2000 compared to minimum ratios required by regulation.





                                                                                                     To Be Well
                                                                                                     Capitalized Under
                                                                           For Capital               Prompt Corrective
                                                 Actual                 Adequacy Purposes            Action Provisions
                                          --------------------------------------------------------------------------------
                                            Amount        Ratio         Amount         Ratio         Amount         Ratio

                                                                     (dollars in thousands)
As of September 30, 2001:
  Total Capital (to Risk-Weighted Assets)
             Consolidated                  $14,206        9.23%          12,317        8.00%            n/a           n/a
             Bank                          $15,839       10.29%          12,310        8.00%         15,388        10.00%
  Tier 1 Capital (to Risk-Weighted Assets)
             Consolidated                  $12,279        7.98%           6,158        4.00%            n/a           n/a
             Bank                          $13,913        9.04%           6,155        4.00%          9,233         6.00%
  Tier 1 Capital (to Average Assets)
             Consolidated                  $12,279        6.96%           7,057        4.00%            n/a           n/a
             Bank                          $13,913        7.89%           7,057        4.00%          8,821         5.00%

As of September 30, 2000:
  Total Capital (to Risk-Weighted Assets)
             Consolidated                  $12,215        9.20%          10,623        8.00%            n/a           n/a
             Bank                          $13,375       10.07%          10,623        8.00%         13,279        10.00%
  Tier 1 Capital (to Risk-Weighted Assets)
             Consolidated                  $10,553        7.95%           5,312        4.00%            n/a           n/a
             Bank                          $11,712        8.82%           5,312        4.00%          7,967         6.00%
  Tier 1 Capital (to Average Assets)
             Consolidated                  $10,553        6.75%           6,253        4.00%            n/a           n/a
             Bank                          $11,712        7.49%           6,253        4.00%          7,816         5.00%


RESULTS OF OPERATIONS
---------------------
The Company recognized earnings of $990,285 for the first nine months of 2001. In comparison, net earnings for the first nine months of 2000 were $1,025,722.

Net interest income for the first nine months of 2001 was $6,256,934 as compared to $6,130,674 for the first nine months of 2000. The average yield on earning assets for the first three quarters of 2001 decreased to 9.99% as compared to 11.15% for the first three quarters of 2000. The decrease is primarily due to the decrease in the prime lending rate. The average cost of funds on interest-bearing liabilities decreased for the first nine months of 2001 to 5.60%, as compared to 5.65% for the first nine months of 2000. Consequently, the net interest spread for the first nine months of 2001 and for the first nine months of 2000 was 4.39% and 5.50%, respectively.

Total other expense for the first three quarters of 2001 was $5,466,033 compared to $4,752,716 for the first three quarters of 2000. The increase is primarily due to increased personnel costs. Additionally, CNT recorded a net loss of $366,458 during the first nine months of 2001 as a result of start-up and personnel costs. The annualized ratio of operating expenses to average assets was 4.01% for the first nine months of 2001 compared to 4.38% for the first nine months of 2000.

PART II - OTHER INFORMATION

         Item 1. Legal Proceedings - None

         Item 2. Changes in Securities and Use of Proceeds
                (a)None
                (b)None
                (c)Periodically,  the Company has sold  unregistered shares of its common stock, par value $1.00 per share, to the Company's 401(k) Profit Sharing Plan for Bank employees. The following table sets forth information of such transactions for the three months ended September 30, 2001:

         Date                      Number of Shares                 Price
         ----                      ----------------                 -----
         July 2001                        165                      $21.00
         August 2001                      183                      $21.00
         September 2001                 1,765                      $21.00

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

          (a)  Exhibits
              ----------

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

         (b) The Company has not filed any reports on Form 8-K during the quarter ended September 30, 2001.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         FIRST CHEROKEE BANCSHARES, INC.
         -------------------------------
            (Registrant)

DATE: November 13, 2001                          BY:  /s/Carl C. Hames, Jr.
      -----------------                               ---------------------
                                                     Carl C. Hames, Jr.
                                                     President & CEO/Principal
                                                     Executive Officer

DATE: November 13, 2001                          BY:  /s/Kitty A. Kendrick
     -------------------                             --------------------
                                                     Kitty A. Kendrick
                                                     Chief Financial Officer/
                                                     Principal Financial and
                                                     Accounting Officer