Form 10KSB
period 2001-12-31
FIRST CHEROKEE BANCSHARES INC
filed 2002-03-29
CIK 841545

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB




          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

              FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________


                         COMMISSION FILE NUMBER 0-18488

                         FIRST CHEROKEE BANCSHARES, INC.
             (Exact name of registrant as specified in its Charter)

            GEORIGA                                   58-1807887
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



                       [Cover page continued on next page]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

 The registrant's revenues for the fiscal year ended December 31, 2001 were $17,042,494.

         The aggregate market value of the voting stock held by nonaffiliates of the registrant at March 22, 2002, was $7,099,950 based on an estimated market price of $20.50 per share. Market price was estimated based on the most recent sales price of the Common Stock.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         State the number of shares outstanding of each of issuer's classes of common equity, as of the last practicable date:

         The number of shares of the registrant's Common Stock outstanding at March 22, 2002, was 723,316 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Annual Report to Shareholders for the year ended December 31, 2001 are incorporated by reference into Parts I and II of this report.

         Portions of the Proxy Statement for the 2002 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the registrant's 2000 fiscal year-end are incorporated by reference into Part III of this report.

    Transitional Small Business Disclosure Format (check one): Yes _____ No X

                                     PART I
                                     ------

Item 1.  DESCRIPTION OF BUSINESS.
 -------------------------------

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

In December 2000, the Bank acquired a 60% interest in Cherokee National Trust, LLC dba CNT Wealth Management, formed for the purpose of providing trust and custodial services permitted by a national trust charter. In May 2001 the Bank acquired a 33.34% ownership interest in Elizabeth Station, LLC, formed for the purpose of acquiring, developing, and leasing real property. In October 2001, the Bank acquired a 12.82% ownership in EastPoint Technologies, LLC formed for the purpose of providing and operating software applications and data processing services.

The Bank's principal sources of income are interest and fees collected on loans, interest and dividends collected on investments, gains on the sale of loans, and service fees on deposit accounts. The Bank's principal expenses are interest paid on savings, time, NOW and money market deposits, loan loss provision, employee compensation, office expenses, and other overhead expenses.


                                  MARKET AREA
                                  -----------

The Company and the Bank conduct business from offices located at 9860 Highway 92, P. O. Box 1238, Woodstock, Georgia. The Bank also has branch locations at 1185 North Cobb Parkway, Marietta, Georgia and 134 Keith Drive, Canton, Georgia. The Company is authorized to engage in any activity permitted by law to a corporation, subject to applicable federal regulatory restrictions on the activities of financial holding companies. For information concerning financial holding companies, see "Supervision and Regulation." The Bank conducts a general commercial banking business (accepts deposits from the public and makes loans and other investments) in its primary service area, emphasizing the banking needs of individuals and small- to-medium-sized businesses. The
Primary Service Area (PSA) for the Bank is the Woodstock area of Cherokee County with some overlap into Cobb, North Fulton, Bartow, Pickens, Forsyth and Paulding Counties.

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

Banks compete with other financial institutions through the banking products and services they offer, the pricing of their services, the level of service provided, the convenience and availability of services, and the degree of expertise and personal manner in which services are offered. Management anticipates that the Bank will continue to face strong competition from the financial institutions in the Bank's primary service area. In certain areas of its banking business, the Bank also competes with credit unions, consumer finance companies, insurance companies, money market mutual funds, non-bank lenders and other financial institutions, some of which are not subject to the same degree of regulation and restrictions imposed upon the Bank. Many of these competitors have substantially greater resources and lending limits than the Bank and offer certain products, such as international banking services, that the Bank does not provide. Management believes that competitive pricing, a hometown atmosphere and personalized service allow the Bank to compete effectively in its primary service area.

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

Total net loans as of December 31, 2001 were $154,662,913. As of the end of 2001, the Bank's loan portfolio consisted of approximately 4% Consumer Loans, 5% Commercial Loans, 18% U.S. Small Business Administration ("SBA")- Unguaranteed portion of Loans, and 73% Commercial and Residential Real Estate and Construction Loans. The Bank's net loan-to-deposit ratio was approximately 93% as of December 31, 2001.

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

                                    EMPLOYEES
                                    ---------

At December 31, 2001, the Bank employed 74 full-time employees and 9 part-time employees. Various executive officers of the Bank also serve as the officers of the Company. The Company does not have compensated employees. Neither the Company nor the Bank is a party to a collective bargaining agreement, and, in the opinion of management, the Bank enjoys satisfactory relations with its employees.

                 SELECTED STATISTICAL INFORMATION OF THE COMPANY
                 -----------------------------------------------

The following statistical information is provided for the Company for the years ended December 31, 2001 and December 31, 2000. This data should be read with the information incorporated by reference under the heading "Item 6 - Management's Discussion and Analysis of Financial Condition" and "Item 7 - Financial Statements" appearing elsewhere in this Report.

              DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS'
                EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

AVERAGE BALANCES AND NET INTEREST INCOME ANALYSIS

Table 1 below presents average balances of the Company on a consolidated basis and the interest earned and paid thereon during the years ended December 31, 2001 and 2000.


                                                      TABLE 1

                                                           2001                                          2000
                                       ---------------------------------------------------------------------------------------
                                                         Interest      Average                         Interest      Average
                                          Average        Income/       Yield/           Average        Income/       Yield/
                                          Balance        Expense        Cost            Balance        Expense        Cost
                                       --------------  -------------  ----------     --------------  -------------  ----------

ASSETS
Interest-Earning Assets
   Loan Portfolio (1)                   $151,923,400    $15,282,136      10.06%       $127,431,829    $14,477,763      11.36%
   Investment Securities (2) (3)           1,402,768         48,707       3.47%            513,319         29,481       5.74%
   Federal Funds Sold, Interest-Bearing
      Deposits and Other Investments       5,722,425        275,791       4.82%          5,296,551        325,011       6.14%
                                       -------------   ------------  ----------     --------------  -------------  ----------
        Total Interest-Earning Assets    159,048,593    $15,606,634       9.81%        133,241,699    $14,832,255      11.13%
Non-Earning Assets                        17,286,006                                    15,188,492
                                       -------------                                --------------
         Total Average Assets           $176,334,599                                  $148,430,191
                                       =============                                ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-Bearing Liabilities
   Interest-Bearing Deposits:
      NOW Accounts                       $10,437,592       $180,656       1.73%         $9,022,270       $206,650       2.29%
      Money Market Accounts               16,553,995        552,914       3.34%         14,128,815        625,689       4.43%
      Savings                              3,829,262         53,353       1.39%          3,675,659         73,973       2.01%
      Time, $100,000 and Over             48,695,506      3,033,232       6.23%         32,007,856      2,038,900       6.37%
      Other Time                          56,885,261      3,435,952       6.04%         54,781,510      3,401,521       6.21%
                                       -------------   ------------  ----------     --------------  -------------  ----------
   Total Interest-Bearing Deposits       136,401,616     $7,256,107       5.32%        113,616,110     $6,346,733       5.59%
Note Payable and Other Borrowings          3,820,162        170,768       4.47%          2,883,316        194,108       6.73%
                                       -------------   ------------  ----------     --------------  -------------  ----------
Total Interest-Bearing Liabilities       140,221,778     $7,426,875       5.30%        116,499,426     $6,540,841       5.61%
Non Interest-Bearing Demand Deposits      22,550,356                                    19,859,595
Other Liabilities                          1,763,875                                     1,375,545
                                       -------------                                --------------
          Total Liabilities              164,536,009                                   137,734,566
Stockholders' Equity                      11,798,590                                    10,695,625
                                       -------------                                --------------
Total Average Liabilities and
   Stockholders' Equity                 $176,334,599                                  $148,430,191
                                       =============                                ==============

Net Average Earning Assets               $18,826,815                                   $16,742,273
Net Yield on Interest Earning Assets           5.14%                                         6.22%
Net Interest Rate Spread                       4.51%                                         5.52%
Net Interest Margin                       $8,179,759                                    $8,291,414

(1) When computing yields on interest-earning assets, non-accruing loans are included in average loan balances. Additionally, loan fees of $405,882 and $492,900 are included in interest income for the periods ending December 31, 2001 and 2000, respectively.
(2) All investment securities are taxable.
(3) Yield information does not give effect to changes in fair value that are reflected as a component of stockholders' equity.


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


                                                       TABLE 2

                                                  YEAR ENDED DECEMBER 31,                      YEAR ENDED DECEMBER 31,
                                                       2001 VS. 2000                                2000 VS. 1999
                                        -----------------------------------------------------------------------------------------
                                           INCREASE             CHANGES DUE TO               INCREASE          CHANGES DUE TO
INCREASE (DECREASE) IN:                   (DECREASE)          RATE         VOLUME           (DECREASE)        RATE        VOLUME
                                          ----------          ----         ------           ----------        ----        ------

Income from earning assets:
       Interest and fees on loans           $804,373       ($1,656,614)    $2,460,987       $3,769,525      $492,840    $3,276,685
       Interest on investment securities      19,226           (11,652)        30,878           (3,645)       (2,702)         (943)
        and interest-bearing deposits        (49,220)          (69,914)        20,694           67,696        56,192        11,504
                                             -------           -------         ------           ------        ------        ------
                  Total interest income     $774,379       ($1,738,180)    $2,512,559       $3,833,576      $546,330    $3,287,246
                                            --------       -----------     ----------       ----------      --------    ----------

Expense from interest-bearing liabilities:
       Interest on now accounts             ($25,994)         ($50,525)       $24,531          $26,778       ($1,560)      $28,338
       Interest on money market accounts     (72,775)         (154,004)        81,229          186,209        50,949       135,260
       Interest on savings accounts          (20,620)          (22,789)         2,169          (17,106)      (16,947)         (159)
       Interest on time deposits,
        $100,000 & over                      994,332           (44,811)     1,039,143          880,900       145,352       735,548
       Interest on other time deposits        34,431           (93,129)       127,560          693,060       273,501       419,559
       Interest on note payable and
        other borrowings                     (23,340)          (65,163)        41,823           46,037        10,366        35,671
                                             -------           -------         ------           ------        ------        ------
                  Total interest expense    $886,034         ($430,421)    $1,316,455       $1,815,878      $461,661    $1,933,029
                                            --------         ---------     ----------       ----------      --------    ----------

                  Net interest income      ($111,655)      ($1,307,759)    $1,196,104       $2,017,698       $84,669    $1,933,029
                                           =========       ===========     ==========       ==========       =======    ==========



                                 LOAN PORTFOLIO

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

Table 3 below presents the maturity date distribution of the loans at December 31, 2001.


                                                       TABLE 3

                                               AS OF DECEMBER 31, 2001
                                                   (IN THOUSANDS)

=======================================================================================================

                               ONE YEAR          > ONE YEAR
                                OR LESS         TO FIVE YEARS           > FIVE YEARS
                                -------         -------------           ------------
                                             Fixed      Adjustable     Fixed     Adjustable
                                             Rate         Rate         Rate        Rate       Total
                                             ----         ----         ----        ----       -----

         Commercial             $1,648      $2,265        $1,019          $64     $2,821      $7,817
 Real estate - Construction     28,195           0             0            0          0      28,195
      All Other Loans           25,057      29,943        14,564       13,128     38,255     120,947
                                ------      ------        ------       ------     ------     -------
           Total               $54,900     $32,208       $15,583      $13,192    $41,076    $156,959
=======================================================================================================


                                      -5-

TYPES OF LOANS

Table 4 below presents the loan portfolio stratified by type and the corresponding percentage of total loans as of December 31, 2001 and 2000.


                                                       TABLE 4

                                                        2001                                  2000
                                           -------------------------------       -------------------------------
                                                                % Loans                               % Loans
                                                               to Total                              to Total
                                                Amount           Loans                Amount           Loans
                                                ------           -----                ------           -----

Real Estate Mortgage                            $85,727,852        54.62%             $66,162,344        45.23%
Real Estate Construction                         28,195,142        17.96%              34,796,364        23.78%
SBA - Unguaranteed                               28,095,364        17.90%              25,879,656        17.69%
Commercial                                        7,817,059         4.98%              12,012,375         8.21%
Consumer                                          7,124,006         4.54%               7,446,821         5.09%
                                                  ---------         ----                ---------         ----
     Total Loans                               $156,959,423       100.00%            $146,297,560       100.00%
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

At December 31, 2001, the Bank had six borrowers on nonaccrual status in the total amount of $926,350 or .60% of net loans, compared to $1,545,365 or 1.07% of net loans at December 31, 2000. Three customers had nine loans totaling $730,972, accounting for 79% of total nonaccrual loans at December 31, 2001.
Had the loans been current in accordance with their original terms, the gross interest that would have been recorded as of December 31, 2001 would have been $44,972. The amount of interest on these loans that was included in net earnings for the year ended December 31, 2001 was $62,245. At December 31, 2001, three customers had loans totaling $28,450, which were past due greater than 90 days and still accruing. During January 2002, one loan totaling $15,749 was paid off, one loan totaling $436 was charged off, and another loan totaling $12,265 was placed on nonaccrual status. Loans past due greater than 30 days but less than 90 days amounted to $3,718,070, or 1.29% of net loans as of December 31, 2001 compared to $6,545,865, or 4.53% of net loans at the end of 2000. There were no restructured loans as of December 31, 2001 or December 31, 2000.

The Bank held three properties as "other real estate owned," with a total value of $2,200,609 as of December 31, 2001. One property totaling $860,000 was sold in late March 2002 for $650,000. No material loss is anticipated on the sale of the other two properties.

ALLOWANCE FOR LOAN LOSSES

Management continuously reviews the adequacy of the allowance for loan losses based on its evaluation of current risk characteristics of the loan portfolio as well as the impact of prevailing and expected economic conditions. In assessing the adequacy of the allowance, management considers the following factors:

o        The Bank's historical loss ratios
o        The Bank's delinquency ratios
o Risk ratings of loans using definitions provided by the Office of the Comptroller of the Currency
o        Industry concentrations
o        Impairment on specific loans
o        Collateral values on classified loans

Management has monitored the loan portfolio and the loan underwriting process and considers the allowance for loan losses adequate to cover credit risk in the loan portfolio. The Bank supplements its internal review of loans with an external loan review performed on an annual basis. Additionally, various regulatory agencies review the adequacy of the allowance for loan losses and may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

The Company monitors categories of loans that exceed 25% of total capital. As of December 31, 2001, the Company had significant concentrations of loans in three categories: speculative construction loans, office buildings, and warehouse/office buildings combined. Warehouse/office buildings combined totaled $19,420,859, which represented 116.98% of total capital and office buildings totaled $16,035,177, which represented 96.59% of total capital. The risk associated with these types of loans is a downturn in the local service, warehousing and light industrial sectors of the economy. The Company has not been significantly adversely impacted in these categories as of December 31, 2001. Speculative construction loans totaled $14,843,955, which represented 89.41% of total capital. The risk associated with these types of loans is a downturn in the residential real estate market. During the first quarter of 2002, the Company experienced an increase in delinquencies related to speculative construction loans in the $350,000 and above price range and has limited new speculative construction loans to those under $350,000. Management of the Company is satisfied that underlying collateral is sufficient to prevent any material losses should the borrowers in these categories be unable to satisfy their debt.

Total net loans as of December 31, 2001 were $154,662,913, with the percentage of 30 days or greater delinquent loans at year end at 1.29%. Two loans were considered impaired and required specific reserves totaling $19,019. As of December 31, 2001, the Bank had six borrowers on nonaccrual status totaling $926,350. During 2001, the loan loss provision was $317,000, and gross charge-offs totaled $210,191; recoveries during 2001 amounted to $141,739. The balance in the loan loss reserve account was $2,296,510, or 1.46% of loans, as of December 31, 2001.

Table 5 below presents the activity in the allowance for loan losses for each of the periods ended December 31, 2001 and 2000.



                                                      TABLE 5

                                                                           2001                     2000
                                                                      -----------------------------------------

Balance at the Beginning of Year                                          $2,047,962                $1,338,691
Charge-offs:
     Real Estate Construction                                                 47,530                         0
     Real Estate Mortgage                                                      2,899                         0
     SBA - Unguaranteed                                                       79,769                   105,057
     Commercial                                                               46,394                    27,228
     Consumer                                                                 33,599                    35,471
                                                                              ------                    ------
Total Charge-offs                                                            210,191                   167,756
Recoveries:
     Real Estate Construction                                                    339                         0
     Real Estate Mortgage                                                          0                         0
     SBA - Unguaranteed                                                       98,158                    10,000
     Commercial                                                               34,642                    11,653
     Consumer                                                                  8,600                     1,121
                                                                               -----                     -----
Total Recoveries                                                             141,739                    22,774
     Net Chargeoffs                                                           68,452                   144,982
Provision for Loan Losses                                                    317,000                   854,253
                                                                             -------                   -------
Balance at the End of Year                                                $2,296,510                $2,047,962
                                                                          ==========                ==========
Percentage of Allowance for Loan Loss to Loans
     Outstanding as of Year End                                                1.46%                     1.40%
                                                                               ====                      ====
Ratio of Net Charge-offs to Average
     Loans Outstanding During the Year                                         0.05%                     0.11%
                                                                               ====                      ====





                             INVESTMENT PORTFOLIO

Table 6 below sets forth the fair value of investment securities at December 31, 2001 and 2000.

                                                       TABLE 6


                                           2001                      2000
                                ========================= ======================
  U.S. Government Agencies               $1,150,230               $496,503
  Trust preferred Securities                750,000                      0
  Mortgage-backed Securities                 12,018                 20,307
                                             ------                 ------
  Total Investment Securities            $1,912,248               $516,810
                                ========================= ======================

The fair value at December 31, 2001 includes a $1,077 market value increase for net unrealized gains in the investment portfolio while the fair value at December 31, 2000 includes a $3,093 market value decrease for net unrealized losses in the investment portfolio.

Table 7 below presents the maturities, weighted average yields and total carrying value of the Bank's investments as of December 31, 2001.


                                                       TABLE 7


                                             AFTER                  AFTER
                                            ONE YEAR              FIVE YEARS
                   ONE YEAR OR              THROUGH                THROUGH                AFTER
                      LESS                 FIVE YEARS             TEN YEARS             TEN YEARS                TOTAL
                      ----                 ----------             ---------             ---------                -----


                          WEIGHTED                 WEIGHTED               WEIGHTED               WEIGHTED               WEIGHTED
                           AVERAGE                 AVERAGE                AVERAGE                AVERAGE                AVERAGE
                AMOUNT      YIELD      AMOUNT      YIELD      AMOUNT      YIELD      AMOUNT      YIELD      AMOUNT      YIELD
                ------      -----      ------      -----      ------      -----      ------      -----      ------      -----
U.S.
Government     $150,230     2.32%    $1,000,000     4.23%       $0        0.00%         $0       0.00%   $1,150,230       3.98%
Agencies

Trust
preferred             0     0.00%             0     0.00%        0        0.00%    750,000       5.23%      750,000       5.23%
securities

Mortgage-backed
Securities            0     0.00%        12,018     9.50%        0        0.00%          0       0.00%       12,018       9.50%
                      -     ----         ------     ----         -        ----           -       ----        ------       ----
Total
Investment
Securities     $150,230     2.32%    $1,012,018     4.29%       $0        0.00%   $750,000       5.23%   $1,912,248       4.50%
               ========     ====     ==========     ====        ==        ====    ========       ====    ==========       ====




                                    DEPOSITS

Table 8 below presents the average amounts of deposits and average rates paid on them, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits, and time deposits, for the periods indicated.


                                    TABLE 8

                                                         Year Ended December 31,
                                          -------------------------------------------------------
                                                      2001                          2000
                                                      ----                          ----
                                                              Weighted                        Weighted
                                                              Average                         Average
                                                  Amount       Rate               Amount       Rate
                                                  ------       ----               ------       ----

Noninterest-bearing demand deposits            $22,550,356      N/A            $19,859,595      N/A
Interest-bearing demand deposits                26,991,587     2.72%            23,151,085     3.60%
Savings deposits                                 3,829,262     1.39%             3,675,659     2.01%
Time deposits                                  105,580,767     6.13%            86,789,366     6.27%

                                          -----------------                ---------------
     Total Deposits                           $158,951,972                    $133,475,705
                                          =================                ===============


The total of time certificates of deposit issued in amounts greater than $100,000 as of December 31, 2001, are shown below by category, which is based on time remaining until maturity of (a) three months or less, (b) over three through six months, (c) over six through twelve months, and (d) over twelve months.

                                                   (Dollars in
                                                     Thousands)
                                                    ----------
   Three months or less                               $5,677
   Over three through six months                       1,857
   Over six through twelve months                     14,174
   Over twelve months                                 22,903
                                                      ------
      Total                                          $44,611
                                                     =======


For a further description of the average amount of and the average rate paid on various deposit categories which are in excess of 10% of average total deposits, see "Item 6 - Management's Discussion and Analysis of Financial Condition - Deposits," which is incorporated by reference to the section of the same heading in the Company's 2001 Annual Report to Shareholders.


                           RETURN ON ASSETS AND EQUITY

Table 9 below illustrates return on average assets (net earnings divided by average total assets), return on average equity (net earnings divided by average stockholders' equity) and stockholders' equity to assets ratio (average stockholders' equity divided by average total assets) for the periods ended December 31, 2001 and 2000. The Company did not pay cash dividends to shareholders during 2001 and 2000.

                                     TABLE 9

                                                     2001        2000
                                                 =========== ===========
    Return on Average Assets                          .75%        .99%
    Return on Average Equity                        11.22%      13.73%
    Stockholders' Equity to Assets                   6.69%       7.21%


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

THE COMPANY
-----------

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

ACQUISITIONS OF BANKS. The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve's prior approval before:

o acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank's voting shares;

o    acquiring all or substantially all of the assets of any bank; or

o    merging or consolidating with any other bank holding company.

Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or, substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve's consideration of financial resources generally focuses on capital adequacy, which is discussed below.

Under the Bank Holding Company Act, if adequately capitalized and adequately managed, the Company or any other bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. For example, Georgia law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated for five years. Because the Bank has been incorporated for more than five years, this limitation does not apply to the Bank or to the Company.

CHANGE IN BANK CONTROL. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is refutably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

o the bank holding company has registered securities under Section 12 of the Securities Act of 1934; or

o no other person owns a greater percentage of that class of voting securities immediately after the transaction.

Our common stock is registered under the Securities Exchange Act of 1934. The regulations provide a procedure for challenging any rebuttable presumption of control.

PERMITTED ACTIVITIES. A bank holding company is generally permitted under the Bank Holding Company Act, to engage in or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in the following activities:

o   Banking or managing or controlling banks; and

o Any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

o   Factoring accounts receivable;

o Making, acquiring, brokering or servicing loans and usual related activities;

o   Leasing personal or real property;

o   Operating a non-bank depository institution, such as a savings association;

o   Trust company functions;

o   Financial and investment advisory activities;

o   Conducting discount securities brokerage activities;

o Underwriting and dealing in government obligations and money market instruments;

o   Providing specified management consulting and counseling activities;

o   Performing selected data processing services and support services;

o Acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

o   Performing selected insurance underwriting activities.

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

In addition to the permissible bank holding company activities listed above, a bank holding company may qualify and elect to become a financial holding company, permitting the bank holding company to engage in additional activities that are financial in nature or incidental or complementary to financial activity. The Bank Holding Company Act expressly lists the following activities as financial in nature:

o   Lending, trust and other banking activities;

o Insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;

o   Providing financial, investment, or advisory services;

o Issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

o   Underwriting, dealing in or making a market in securities;

o Other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;

o Foreign activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad;

o   Merchant banking through securities or insurance affiliates; and

o   Insurance company portfolio investments.

To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least "satisfactory." Additionally, the Company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days' written notice prior to engaging in a permitted financial activity. The Company has filed the required election form with the Federal Reserve, and by operation of law, became a financial holding company. Our decision to become a financial holding company was based upon, among other factors, our belief that a financial holding company structure provides additional flexibility for the Company in assessing future expansion opportunities.

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

THE BANK
--------

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

FDIC INSURANCE ASSESSMENTS. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and
(3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.82 cents per $100 of deposits for the first quarter of 2002.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

COMMUNITY REINVESTMENT ACT. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, or the Office of the Comptroller of the Currency, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank and on the Company as a financial holding company. Since our aggregate assets are not more than $250 million, under the Gramm-Leach-Bliley Act, we are generally subject to a Community Reinvestment Act examination only once every 60 months if we receive an "outstanding" rating, once every 48 months if we receive a "satisfactory" rating and as needed if our
rating is less than "satisfactory."   Additionally, we must publicly disclose
the terms of various Community Reinvestment Act-related agreements.

OTHER REGULATIONS. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. For example, under the Soldiers' and Sailors' Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligation for which the borrower is a person on active duty with the United States military.

The Bank's loan operations are also subject to federal laws applicable to credit transactions, such as the:

o federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

o Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

o Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

o Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

o Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

o Soldiers' and Sailors' Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

o rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The deposit operations of the Bank are subject to:

o The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

o The Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2001 our ratio of total capital to risk-weighted assets was 9.38% and our ratio of Tier 1 Capital to risk-weighted assets was 8.13%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2001, our leverage ratio was 6.90%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See "-The Bank-Prompt Corrective Action."

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

The payment of dividends by the Company and the Bank may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. If, in the opinion of the Office of the Comptroller of the Currency, the Bank were engaged in or about to engage in an unsafe or unsound practice, the Office of the Comptroller of the Currency could require, after notice and a hearing, that the Bank stop or refrain engaging in the practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should -generally only pay dividends out of current operating earnings. See "-The Bank-Prompt Corrective Action" above.
                                      -16-

RESTRICTIONS ON TRANSACTIONS WITH AFFILIATES
--------------------------------------------

The Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

o   a bank's loans or extensions of credit to affiliates;

o   a bank's investment in affiliates;

o assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

o loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

o a bank's guarantee, acceptance or letter of credit issued on behalf of an affiliate.

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

PRIVACY
-------

Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.

ANTI-TERRORISM LEGISLATION
--------------------------

In the wake of the tragic events of September 11th, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and 'know your customer" standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps-

o to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

o to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

o to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and

o to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

Under the USA PATRIOT Act, financial institutions have 180 days from enactment (or until April 25, 2002) to establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:

o   the development of internal policies, procedures, and controls;

o   the designation of a compliance officer;

o   an ongoing employee training program; and

o   an independent audit function to test the programs.

Before the 180-day grace period expires, the Secretary of the Treasury will prescribe regulations that consider the extent to which these new requirements are commensurate with the size, location, and activities of financial institutions subject to the Act.

In addition, the USA PATRIOT Act authorizes the Secretary of the Treasury to adopt rules increasing the cooperation and information sharing between financial institutions, regulators, and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Any financial institution complying with these rules will not be deemed to have violated the privacy provisions of the Gramm-Leach-Bliley Act, as discussed above.

PROPOSED LEGISLATION AND REGULATORY ACTION
------------------------------------------

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating and doing business in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

EFFECT OF GOVERNMENTAL MONETARY POLICIES
----------------------------------------

Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.


ITEM 2. DESCRIPTION OF PROPERTY
-------------------------------

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

The original cost of construction of the main office building was approximately $1,310,000. The cost of furnishing this building, including teller facilities, vault door, safe deposit boxes and other necessary furniture, fixtures and equipment was originally $350,000. An elevator was installed during 1995 at a cost of approximately $53,000. During 1999, internal improvements to the main office totaled $47,412. Also during 1999, the Company purchased a lot behind the main office in anticipation of future growth at a cost of $176,445. The net book values of the land, building and equipment as of December 31, 2001, were $176,445, $1,416,083, and $379,227, respectively.

The main office building has two fully equipped drive-in lanes. The drive-in teller station is inside the building and serves four outside lanes.

The main office building is located on leased property owned by a member of the Board of Directors of the Company and the Bank. The ground lease was submitted as a part of the Bank's charter application, and was approved by the OCC, the Bank's primary federal regulator. The initial term of the lease is for twenty years with four five-year extension periods. Monthly rentals were $3,856 per month through September 1993, $4,214 during the fourth year, and increase 3% per year thereafter. The lease also provides a purchase option that may be exercised periodically at five-year intervals during the period from 1999 to 2029. The Bank paid approximately $61,000 in total rentals under the ground lease during 2001. Management believes the lease agreement is fair and in the best interest of the Company.

WOODSTOCK ANNEX

In December 2001, the Bank acquired the three story, 11,000 square foot office building adjacent to the Main Office for the purposes of future expansion and additional office space. The building is currently 95% leased and the Company receives approximately $11,500 per month in lease payments. The net book value of the building as of December 31, 2001 was $1,032,074.

NORTH MARIETTA BRANCH

In December 2001, the Bank sold the North Marietta branch land and building, which was originally constructed in 1974, for a gain of $254,118. The Bank is leasing the building for $2,500 per month until a new building is constructed. The building is a one-story block building with a total of 2,400 square feet which is fully occupied by branch operations. The site is typical of branch banks constructed in the early 1970s and is located in a semi-urban area. The Bank remodeled the interior and exterior of the building in 1993. The net book value of the equipment as of December 31, 2001 was $38,772.

In May 2001, the Bank acquired an ownership interest in Elizabeth Station LLC for the purpose of relocating and expanding our Cobb County presence. The new development will be an 18,000 square foot office building. The Bank will occupy the main floor and the remainder will be leased tenant space.

CANTON BRANCH

In January 1997, the Bank acquired land in Canton, Georgia for the amount of $401,683 for a branch site. The original building was completed during 1998. The cost of construction of the original building was approximately $692,000. The cost of furnishing the original building, including teller facilities, vault door, safe deposit boxes and other necessary furniture, fixtures and equipment was approximately $300,000. An addition of approximately 1,500 square feet was added during 1999 to accommodate additional branch operations, at a cost of approximately $220,000. The building is a one-story block building with a current total of 5,280 square feet which is fully occupied by branch operations. Management believes that this expansion is sufficient for the expected growth over the next several years. The net book values of the land, building, and equipment as of December 31, 2001 were $401,683, $830,657, and $173,580, respectively.

Management believes that all properties owned or leased by the Bank or the Company are adequately covered by insurance. As part of its business, the Bank regularly makes construction loans for residential real estate properties. The Bank occasionally originates residential mortgage loans. See "Part I - Item 1 - Description of Business - Lending Activities." Apart from these activities, neither the Bank nor the Company invests in real estate, interests in real estate, securities of or interests in persons primarily engaged in real estate activities.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

None.

                                     Part II
                                     -------

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-----------------------------------------------------------------

The response to this item is incorporated herein by reference to information appearing under the heading "Market Price and Dividend Information" in the Company's 2001 Annual Report to Shareholders. The registrant did not have any unregistered sales of equity securities during 2001, 2000 or 1999.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.
---------------------------------------------

The response to this item is incorporated herein by reference to information appearing under the heading "Management's Discussion and Analysis" in the Company's 2001 Annual Report to Shareholders.

ITEM 7. FINANCIAL STATEMENTS.
-----------------------------

The following report and statements are included in the financial section of the Company's 2001 Annual Report to Shareholders and are incorporated herein by reference:

      (i)     Report of Porter Keadle Moore, LLP.

     (ii)     Consolidated Balance Sheets as of December 31, 2001 and 2000.

    (iii) Consolidated Statements of Earnings for the Years Ended December 31, 2001, 2000, and 1999.

     (iv) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2001, 2000, and 1999.

     (v) Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2001, 2000, and 1999.

     (vi) Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000, and 1999.

    (vii)     Notes to Consolidated Financial Statements.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
        ---------------------

None.

                                    PART III
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
        --------------------------------------------------

The response to this item is included in the information set forth under the captions "Election of Directors" and "Principal Shareholders" in the Proxy Statement to be used in connection with the Company's 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION.
--------------------------------

The response to this item is included in the information contained under the caption "Director and Executive Compensation" in the Proxy Statement to be used in connection with the Company's 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

The response to this item is included in the information contained under the caption "Stock Ownership" in the Proxy Statement to be used in connection with the Company's 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

The response to this item is included in the information contained under the caption "Related Party Transactions" in the Proxy Statement to be used in connection with the Company's 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.
------------------------------------------------



         (a)  EXHIBITS
              --------


         Exhibit
         Number                    Description
         ------                    -----------

         3.1                      Articles of Incorporation (incorporated herein by reference to Exhibit of the same number in the Company's Registration Statement No. 33-25075-A)
         3.2                      Bylaws, as amended through March 29, 1994 (incorporated herein by reference to
                                  Exhibit of the same number in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994)
         4.1                      Instruments defining the rights of security holders (see Exhibits 3.1 and 3.2)
        10.1*                     Employment Agreement (Carl C. Hames, Jr.) dated May 11, 2000 (incorporated herein by reference to Exhibit 10.7 of the Company's Form 10QSB for the period ended June 30, 2000)
        10.2*                     First Cherokee Bancshares, Inc. 2000 Stock Option Plan (incorporated by reference to Appendix A to the Company's Proxy Statement filed on March 30, 2000)
        10.3                      Agreement for Lease/Purchase of Real Property for Bank Premises (incorporated herein by reference to Exhibit of the same number in the Company's Registration
                                  Statement No. 33-25075-A)
        10.4*                     Form of Key Employee Stock Option Plan effective October 13, 1988 (incorporated herein by reference to Exhibit of the same number in the Company's Registration
                                  Statement No. 33-25075-A)
        10.5*                     Form of Incentive Stock Option Certificate to Purchase Common Stock of First
                                  Cherokee Bancshares, Inc., issued under the Key Employee Stock Option Plan effective October 13, 1988 (incorporated by reference to Exhibit 10.5 to the
                                  Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998)
        10.6*                     Form of Directors' Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-KSB for the
                                  fiscal year ended December 31, 1998)




        13.1                      Annual Report to Shareholders for the fiscal year ended December 31, 2001.
                                  Only those portions of the 2001 Annual Report to Shareholders that are specifically incorporated by reference into this report on Form 10-KSB shall be deemed filed as an exhibit hereto.  The consolidated financial statements, notes thereto and the independent certified public accountants' report thereon that are incorporated by reference in Item 7 hereof are included as part of
                                  Exhibit 13.1.
        21.1                      Subsidiary of First Cherokee Bancshares, Inc. (incorporated herein by reference to Exhibit of the same number in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996)
        23                        Consent of Porter Keadle Moore, LLP for registration statement on Form S-8 filed with the Securities and Exchange Commission on September 28, 2001.
        24.1                      Power of attorney (see signature page to this Annual Report on Form 10-KSB).


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


FIRST CHEROKEE BANCSHARES, INC.


By:    /S/ Carl C. Hames, Jr.                       Date:  March 28, 2002
      ----------------------
      Carl C. Hames, Jr., President


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

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

   Signature                         Title                        Date
   ---------                         -----                        ----

/S/ Alan D. Bobo                    Director                 March 28, 2002
----------------
Alan D. Bobo

/S/ Elwin K. Bobo                   Director                 March 28, 2002
-----------------
Elwin K. Bobo

/S/ Michael A. Edwards              Director                 March 28, 2002
----------------------
Michael A. Edwards

/S/ Stanley Fitts                   Director                 March 28, 2002
-----------------
Stanley Fitts

/S/ Russell L. Flynn                Director                 March 28, 2002
--------------------
Russell L. Flynn

/S/ Carl C. Hames, Jr.              President, Principal     March 28, 2002
----------------------              Executive Officer,
Carl C. Hames, Jr.                  and Director

/S/ C. Garry Haygood                Director                 March 28, 2002
--------------------
C. Garry Haygood

/S/ Thomas D. Hopkins, Jr.          Director and             March 28, 2002
--------------------------          Secretary
Thomas D. Hopkins, Jr.

/S/ Bobby R. Hubbard                Director                 March 28, 2002
--------------------
Bobby R. Hubbard

/S/ R. O. Kononen, Jr.              Director                 March 28, 2002
----------------------
R. O. Kononen, Jr.

/S/ Dennis W. Lord                  Director                 March 28, 2002
------------------
Dennis W. Lord

/S/ Larry R. Lusk                   Director                 March 28, 2002
-----------------
Larry R. Lusk

/S/ Dr. Stuart R. Tasman            Director                 March 28, 2002
------------------------
Dr. Stuart R. Tasman

/S/ Kitty A. Kendrick               Principal                March 28, 2002
---------------------               Accounting
Kitty A. Kendrick                   and Financial Officer

                                                      EXHIBIT INDEX


   Exhibit                                                                                                  Page
   Number                           Description                                                            Number
   ------                           -----------                                                            ------

    3.1                          Articles of Incorporation (incorporated herein by reference to
                                 Exhibit of the same number in the Company's Registration
                                 Statement No. 33-25075-A)...........................................        N/A
    3.2                          Bylaws, as amended through March 29, 1994 (incorporated herein by reference to Exhibit of the same number in the Company's
                                 Annual Report on Form 10-KSB for the year ended December 31,
                                 1994)...............................................................        N/A
    4.1                          Instruments defining the rights of security holders (see
                                 Exhibits 3.1 and 3.2)...............................................        N/A
   10.1*                         Employment Agreement (Carl C. Hames, Jr.) dated May 11, 2000
                                 (incorporated herein by reference to Exhibit 10.7 of the
                                 Company's Form 10QSB for the period ended June 30, 2000)............        N/A
   10.2*                         First Cherokee Bancshares, Inc. 2000 Stock Option Plan
                                 (incorporated by reference to Appendix A to the Company's
                                 Proxy Statement filed on March 30, 2000............                         N/A
   10.3                          Agreement for Lease/Purchase of Real Property for Bank Premises
                                 (incorporated herein by reference to Exhibit of the same number
                                 in the Company's Registration Statement No. 33-25075-A).............        N/A
   10.4*                         Form of Key Employee Stock Option Plan effective October 13,
                                 1988 (incorporated herein by reference to Exhibit of the same
                                 number in the Company's Registration Statement No. 33-25075-A)......        N/A
   10.5*                         Form of Incentive Stock Option Certificate to Purchase Common
                                 Stock of First Cherokee Bancshares, Inc., issued under the Key
                                 Employee Stock Option Plan effective October 13, 1988
                                 (incorporated by reference to Exhibit 10.5 to the Company's
                                 Annual Report on Form 10-KSB for the fiscal year ended
                                 December 31, 1998)..................................................        N/A
   10.6*                         Form of Directors' Non-Qualified Stock Option Agreement
                                 (incorporated by reference to Exhibit 10.6 to the Company's
                                 Annual Report on Form 10-KSB for the fiscal year ended
                                 December 31, 1998)..................................................        N/A
   13.1                          Annual Report to Shareholders for the fiscal year ended
                                 December 31, 2001.  Only those portions of the 2001 Annual
                                 Report to Shareholders that are specifically incorporated by reference into this report on Form 10-KSB shall be deemed filed as an exhibit hereto.  The consolidated financial statements, notes thereto and the independent certified public accountants'
                                 report thereon that are incorporated by reference in Item 7
                                 hereof are included as part of Exhibit 13.1.........................        N/A
   21.1                          Subsidiary of First Cherokee Bancshares, Inc. (incorporated herein by reference to Exhibit of the same number in the
                                 Company's Annual Report on Form 10KSB for the year ended
                                 December 31, 1996)..................................................        N/A
   23                            Consent of Porter Keadle Moore, LLP for registration statement on
                                 Form S-8 filed with the Securities and Exchange Commission on
                                 September 28, 2001..................................................
   24.1                          Power of attorney (see signature page to this Annual Report on
                                 Form 10-KSB).......................................................        ____



*        The indicated exhibits are management contracts or compensatory plans or arrangements required to be filed or incorporated by reference herein.


                         FIRST CHEROKEE BANCSHARES, INC.

                               2001 ANNUAL REPORT

                                 TO SHAREHOLDERS





















            P.O. Box 1238 o Woodstock, Georgia 30188 o (770) 591-9000

April 15, 2002

To Our Shareholders and Friends:

On behalf of the Board of Directors and management, I am pleased to provide you with the 2001 annual report for First Cherokee Bancshares, Inc. The report covers the Company's consolidated balance sheets as of December 31, 2001 and 2000 and results of operations for each of the three years in the period ended December 31, 2001.

In the year 2001, our nation experienced terrorist attacks, war, economic uncertainty, and recession. In a year of eleven unprecedented rate decreases by the Federal Open Market Committee, I am proud to report earnings for 2001 of $1,324,347. Compared to net earnings for 2000 of $1,468,112, 2001's earnings were $143,765, or 10% lower. The Company's return on average assets decreased from .99% in 2000 to .75% in 2001, and this figure is comparable to decreases in returns across the banking industry in 2001. The Company's asset size increased to $182 million as of December 31, 2001, from $163 million as of December 31, 2000, representing a growth rate of 12%.

Looking toward future growth and potential expansion, the bank invested in four significant ventures in 2001:

o Cherokee National Trust, dba CNT Wealth Management, an operating subsidiary of the Bank, was granted trust powers by the Office of the Comptroller of the Currency and officially opened its doors for business in May 2001. As of March 2002, CNT Wealth Management had approximately $92 million in custody. We continue to be very excited about the prospects of this new division and its future contribution to the Company's earnings.

o In May 2001, the Company acquired an ownership interest in Elizabeth Station LLC for the purpose of relocating and expanding our Cobb County presence. The new development will be an 18,000-square-foot office building. The bank will occupy the main floor, and the remainder will be leased tenant space.

o First National Bank of Cherokee, along with five other banks located throughout the U.S., formed EastPoint Technologies LLC in October 2001. This new company provides state-of-the-art application software to the financial services industry and full outsourcing services as an application service provider. EastPoint has offices in Bedford, New Hampshire; Arden Hills, Minnesota; and Bellevue, Washington.

o In December 2001, the Company acquired the 11,000 square-foot office building adjacent to the Woodstock Office for the purposes of future expansion and additional office space.

We expect that our investment in these ventures will supplement and diversify our bank's future earnings.

In 2002, we will continue our objective of providing quality service to our customers. We remain focused on our goals and are committed to maintaining First Cherokee Bancshares, Inc. and First National Bank of Cherokee as a soundly operated, well-capitalized and profitable Company and community bank. We are excited about the opportunities ahead in 2002, our thirteenth year of operation. We continue to be proud of our community and proud to be your community bank.


Very truly yours,


/S/ Carl C. Hames, Jr.
----------------------
CARL C. HAMES, JR.
Chief Executive Officer

                                       FIRST CHEROKEE BANCSHARES, INC.
                                           SELECTED FINANCIAL DATA


                                                          As of and for the year ended December 31,
                                                                2001              2000           1999
                                                      ---------------------------------------------------

     ----------------------------------------------------------------------------------------------------
     SELECTED STATEMENT OF EARNINGS DATA:
     Total Interest Income                                  $15,606,634       $14,832,255    $10,998,679
     Net Interest Income                                      8,179,759         8,291,414      6,273,716
     Provision for Loan Losses                                  317,000           854,253        143,135
     Net Earnings                                             1,324,347         1,468,112      1,036,851
     Basic Earnings per Share                                      1.83              1.99           1.76
     Diluted Earnings per Share                                    1.81              1.98           1.75
     Cash Dividends per Share                                         0                 0              0
     ----------------------------------------------------------------------------------------------------
     SELECTED BALANCE SHEET DATA:
     Average Balances:
          Total Assets                                     $176,334,599      $148,430,191   $119,055,938
          Total Loans, net                                  151,923,400       127,431,829     98,568,066
          Total Deposits                                    158,951,975       133,475,705    107,656,643
          Stockholders' Equity                               11,798,590        10,695,625      8,924,613
     End of Period Balances:
          Total Assets                                      181,754,038       162,975,939    126,059,704
          Total Loans, net                                  154,662,913       144,249,598    109,209,866
          Total Deposits                                    165,731,546       148,749,836    110,721,414
          Stockholders' Equity                               12,545,124        11,052,055     10,339,195
          Book Value per Share                                   $17.38            $15.52         $13.86
     ----------------------------------------------------------------------------------------------------
     FINANCIAL RATIOS:
     Return on Average Assets                                     0.75%             0.99%          0.87%
     Return on Average Stockholders' Equity                      11.22%            13.73%         11.62%
     Stockholders' Equity as a Percent
            of Total Assets                                       6.90%             6.78%          8.20%
     Net Interest Rate Spread                                     4.51%             5.52%          5.49%
     Loan Loss Reserve/Loans                                      1.46%             1.40%          1.21%
     ----------------------------------------------------------------------------------------------------
     ASSET QUALITY:
     Nonaccrual Loans as a percentage
         of Net Loans                                             0.60%             1.07%          0.31%
     Loans Past Due 90 Days or More
         as a Percent of Net Loans                                0.02%             0.37%          0.02%
     Net Chargeoffs as a Percent
         of Average Loans                                         0.05%             0.11%          0.33%
     ----------------------------------------------------------------------------------------------------


                           FORWARD-LOOKING STATEMENTS

Various statements contained in this Annual Report which are not statements of historical fact constitute forward-looking statements. Examples of forward-looking statements include, but are not limited to:

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

Words such as "believes," "anticipates," "expects," "intends," "targeted," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying these statements.

Forward-looking statements involve risks and uncertainties, which may cause actual results to differ materially from those in these statements. Facts that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

o the strength of the U.S. economy in general and the strength of the local economies in which operations are conducted;
o the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;
o   inflation, interest rate, market and monetary fluctuations;
o the timely development of and acceptance of new products and services and perceived overall value of these products and services by users;
o   changes in consumer spending, borrowing and saving habits;
o   technological changes;
o   acquisitions;
o   the ability to increase market share and control expenses;
o the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and the Bank must comply;
o the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board;
o   changes in the Company's organization, compensation and benefit plans;
o the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and
o   the success of the Company at managing the risks involved in the foregoing.

Forward-looking statements speak only as of the date on which they are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which a forward-looking statement is made to reflect the occurrence of unanticipated events.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

First Cherokee Bancshares, Inc. (the "Company") is a bank holding company whose sole, wholly-owned subsidiary is First National Bank of Cherokee (the "Bank"). The Company was incorporated on July 26, 1988. The Company acquired 100% of the common stock of the Bank and began banking operations on November 27, 1989.

In December 2000, the Bank acquired a 60% interest in CNT Wealth Management, formed for the purpose of providing trust and custodial services permitted by a national trust charter. In May 2001 the Bank acquired a 33.34% ownership interest in Elizabeth Station, LLC, formed for the purpose of acquiring, developing, and leasing real property. In October 2001, the Bank acquired a 12.82% ownership in EastPoint Technologies, LLC, formed for the purpose of providing and operating software applications and data processing services.

The Company's main office is located at 9860 Highway 92 in Woodstock, Georgia. The Company's primary mission is to provide quality service to loan and deposit customers while maintaining adequate security for depositors' funds and shareholders' investments.

The following discussion should be read with the Company's consolidated financial statements and the related notes, which are included elsewhere in this report.


                              RESULTS OF OPERATIONS
                              ---------------------

The Company's goals are to be profitable, to maintain prudent banking practices, and to maximize its contributions to its community. Maintaining profitability is essential to the Company's long-term viability, and a strong equity position allows the Company to take advantage of future opportunities to grow. The Company achieved its goals during 2001 with net earnings of $1,324,347, representing a .75% return on average assets and an 11.22% return on average stockholders' equity.

NET INTEREST INCOME

Net interest income for the year ended December 31, 2001 was $8,179,759, a 1% decrease over net interest income of $8,291,414 for the year ended December 31, 2000. The decrease in net interest income is primarily attributable to eleven interest rate decreases during 2001 by the Federal Open Market Committee. Net average earning assets as of December 31, 2001 were $18,826,815, a 12% increase from $16,742,273 as of December 31, 2000.

Total interest income for the year ended December 31, 2001 was $15,606,634, a 5% increase over total interest income of $14,832,255 for the year ended December 31, 2000. The average yield on earning assets was 9.81% in 2001 compared to 11.13% in 2000. Loans comprised 96% of average earning assets during 2001 and 2000.

Interest expense for the year ended December 31, 2001 was $7,426,875, a 14% increase over interest expense of $6,540,841 for the year ended December 31, 2000. The Company's average cost of funds was 5.30% in 2001 compared to 5.61% in 2000. The decrease in cost of funds is also due to the eleven interest rate decreases, but was partially offset by the highly competitive local deposit market. Interest-bearing deposits for the year ended December 31, 2001 averaged $136,401,616, a 20% increase over interest-bearing deposits of $113,616,110 for the year ended December 31, 2000.

The Company's interest rate spread and interest rate margin are sensitive to changes in interest rates paid on deposits and earned on loans and other earning assets. Therefore, interest rate sensitivity, as discussed later in this report, is an important consideration for the Company. The majority of the Company's loans adjust immediately, monthly or quarterly with changes in the Company's prime lending rate. However, the Company has interest rate floors in individual loan agreements on approximately half of its loan portfolio. These floors protect the Company's interest margin should rates decrease significantly.

The following table presents average balances of the Company on a consolidated basis and the interest earned and paid on those balances during the years ended December 31, 2001 and 2000.



                                                           2001                                          2000
                                       ---------------------------------------------------------------------------------------
                                                         Interest      Average                         Interest      Average
                                          Average        Income/       Yield/           Average        Income/       Yield/
                                          Balance        Expense        Cost            Balance        Expense        Cost
                                       --------------  -------------  ----------     --------------  -------------  ----------

ASSETS
Interest-Earning Assets
   Loan Portfolio (1)                   $151,923,400    $15,282,136      10.06%       $127,431,829    $14,477,763      11.36%
   Investment Securities (2) (3)           1,402,768         48,707       3.47%            513,319         29,481       5.74%
   Federal Funds Sold, Interest-Bearing
      Deposits and Other Investments       5,722,425        275,791       4.82%          5,296,551        325,011       6.14%
                                      --------------  -------------  ----------     --------------  -------------  ----------
        Total Interest-Earning Assets    159,048,593    $15,606,634       9.81%        133,241,699    $14,832,255      11.13%
Non-Earning Assets                        17,286,006                                    15,188,492
                                      --------------                                --------------
         Total Average Assets           $176,334,599                                  $148,430,191
                                      ==============                                ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-Bearing Liabilities
   Interest-Bearing Deposits:
      NOW Accounts                       $10,437,592       $180,656       1.73%         $9,022,270       $206,650       2.29%
      Money Market Accounts               16,553,995        552,914       3.34%         14,128,815        625,689       4.43%
      Savings                              3,829,262         53,353       1.39%          3,675,659         73,973       2.01%
      Time, $100,000 and Over             48,695,506      3,033,232       6.23%         32,007,856      2,038,900       6.37%
      Other Time                          56,885,261      3,435,952       6.04%         54,781,510      3,401,521       6.21%
                                      --------------  -------------  ----------     --------------  -------------  ----------
   Total Interest-Bearing Deposits       136,401,616     $7,256,107       5.32%        113,616,110     $6,346,733       5.59%
Note Payable and Other Borrowings          3,820,162        170,768       4.47%          2,883,316        194,108       6.73%
                                      --------------  -------------  ----------     --------------  -------------  ----------
Total Interest-Bearing Liabilities       140,221,778     $7,426,875       5.30%        116,499,426     $6,540,841       5.61%
Non Interest-Bearing Demand Deposits      22,550,356                                    19,859,595
Other Liabilities                          1,763,875                                     1,375,545
                                      --------------                                --------------
          Total Liabilities              164,536,009                                   137,734,566
Stockholders' Equity                      11,798,590                                    10,695,625
                                      --------------                                --------------
Total Average Liabilities and
   Stockholders' Equity                 $176,334,599                                  $148,430,191
                                      ==============                                ==============

Net Average Earning Assets               $18,826,815                                   $16,742,273
Net Yield on Interest Earning Assets           5.14%                                         6.22%
Net Interest Rate Spread                       4.51%                                         5.52%
Net Interest Margin                       $8,179,759                                    $8,291,414


(1) When computing yields on interest-earning assets, non-accruing loans are included in average loan balances. Additionally, loan fees of $405,882 and $492,900 are included in interest income for the periods ending December 31, 2001 and 2000, respectively.
(2) All investment securities are taxable.
(3) Yield information does not give effect to changes in fair value that are reflected as a component of stockholders' equity.

ALLOWANCE FOR LOAN LOSSES

The loan loss provision for the year ended December 31, 2001 was $317,000 compared to $854,253 for the year ended December 31, 2000. Charge-offs during 2001 amounted to $210,191, and recoveries amounted to $141,739. Charge-offs during 2000 amounted to $167,756 and recoveries amounted to $22,774. Three loan relationships accounted for approximately 74% of chargeoffs during 2001. The allowance for loan losses at December 31, 2001 was $2,296,510, or 1.46% of total loans, compared to $2,047,962, or 1.40% of total loans, at the end of 2000. Management believes the allowance for loan losses relative to total loans is appropriate considering loan growth, the level of risk in the portfolio and the potential of a slowing economy.

After considering current appraisals, comparable sales values, discounted cash flows and other evidence of current value, management believes that the allowance for loan losses is sufficient to cover losses inherent in the loan portfolio. While management uses available information to project losses on loans, future additions to the allowance may be necessary if economic conditions change. For example, the Company's loan portfolio depends in part on real estate collateral values for repayment. If real estate values decrease, management may need to adjust the allowance for loan losses. In addition, various regulatory agencies, as part of their examination process, periodically review the Company's allowance for loan losses. These agencies may require the Company to increase its allowance based on information available at the time of their examination.

Provided below is an analysis of the activity in the allowance for loan losses for each of the periods ended December 31, 2001 and 2000.


                                                                              2001                     2000
                                                                      -----------------------------------------

Balance at the Beginning of Year                                          $2,047,962                $1,338,691
Charge-offs:
     Real Estate Construction                                                 47,530                         0
     Real Estate Mortgage                                                      2,899                         0
     SBA - Unguaranteed                                                       79,769                   105,057
     Commercial                                                               46,394                    27,228
     Consumer                                                                 33,599                    35,471
                                                                              ------                    ------
Total Charge-offs                                                            210,191                   167,756
Recoveries:
     Real Estate Construction                                                    339                         0
     Real Estate Mortgage                                                          0                         0
     SBA - Unguaranteed                                                       98,158                    10,000
     Commercial                                                               34,642                    11,653
     Consumer                                                                  8,600                     1,121
                                                                               -----                     -----
Total Recoveries                                                             141,739                    22,774
     Net Chargeoffs                                                           68,452                   144,982
Provision for Loan Losses                                                    317,000                   854,253
                                                                             -------                   -------
Balance at the End of Year                                                $2,296,510                $2,047,962
                                                                          ==========                ==========
Percentage of Allowance for Loan Loss to Loans
     Outstanding as of Year End                                                1.46%                     1.40%
                                                                               =====                     =====
Ratio of Net Charge-offs to Average
     Loans Outstanding During the Year                                         0.05%                     0.11%
                                                                               =====                     =====


The Company held three properties as "other real estate owned," with a total value of $2,200,609 as of December 31, 2001. As of December 31, 2000, the Company held one property as "other real estate owned," with a total value of $87,851, which was sold during the first quarter of 2001 with no loss on the sale.

At December 31, 2001, the Company had six borrowers on nonaccrual status in the total amount of $926,350 or .60% of net loans, compared to $1,545,365 or 1.07% of net loans at December 31, 2000. Three customers had nine loans totaling $730,972 accounting for 79% of total nonaccrual loans at December 31, 2001. Three customers had loans totaling $28,450 which were past due greater than 90 days and still accruing. During January 2002, one loan totaling $15,749 was paid off, one loan totaling $436 was charged off, and another loan totaling $12,265 was placed on nonaccrual status.

NONINTEREST INCOME

Noninterest income was $1,435,860 for the year ended December 31, 2001, compared to $1,224,369 for the year ended December 31, 2000. Noninterest income for 2001 and 2000 consisted primarily of service charges on deposit accounts.

Service charge income for the year ended December 31, 2001 was $804,863, a 4% increase over $777,463 for the year ended December 31, 2000. The increase is primarily attributable to increased service charges on corporate accounts.

Gains on the sales of loans depend on the Company's ability to originate SBA guaranteed loans and/or the market price for such loans. During 2001, the Company originated five SBA loans totaling $4.6 million but did not sell any in the secondary market due to low market prices. During 2000, the Company sold SBA loans totaling $3.8 million and recognized gains on the sale of these loans of $148,011.

During 2001, the Company sold the North Marietta branch land and building for a gain of $254,118. The Company is leasing the building until a new branch is constructed, also in North Marietta.

Miscellaneous income increased to $376,879 in 2001 from $298,895 in 2000, representing a 26% increase. The increase is primarily due to a deposit insurance premium refund from the Federal Deposit Insurance Corporation of approximately $50,000.

NONINTEREST EXPENSE

Noninterest expense for the year ended December 31, 2001 was $7,289,402, a 13% increase over $6,430,296 for the year ended December 31, 2000. Noninterest expense is primarily composed of salaries and other personnel expenses, occupancy and miscellaneous operating expenses.

Salary expense and employee benefits were $4,058,533 for the year ended December 31, 2001, a 15% increase over $3,515,573 for the year ended December 31, 2000. At December 31, 2001, the Company employed 74 full-time employees and 9 part-time employees, compared to 72 full-time employees and 12 part-time employees at December 31, 2000. The increase in the number of personnel and routine performance-based raises accounted for the increase in personnel costs.

Occupancy and equipment expense was $982,500 for the year ended December 31, 2001, a 3% increase over $953,290 for the year ended December 31, 2000.

Other operating expense was $2,248,369 for the year ended December 31, 2001, a 15% increase over $1,961,433 for the year ended December 31, 2000. The increase was primarily due to start-up costs relative to the Bank's 60% interest in Cherokee National Trust, LLC.

For the years ended December 31, 2001 and 2000, the Company's effective tax rate was 34%.

                               FINANCIAL CONDITION
                               -------------------

ASSETS

Total assets as of December 31, 2001 were $181,754,038, compared to $162,975,939 as of December 31, 2000. This represents an increase in total assets of 12% for 2001. Total average assets for the year ended December 31, 2001 were $176,334,599, an increase of 19% from $148,430,191 at December 31,
2000. Investment securities, federal funds sold, interest-bearing deposits and other investments accounted for 3% of total assets at December 31, 2001 and 2% of total assets at December 31, 2000. Non-earning assets accounted for 12% of total assets as of December 31, 2001, compared to 9% as of the end of 2000. Management invested funds predominantly in loans during 2001 and 2000.


LOANS

The Company's net loan portfolio at December 31, 2001 was $154,662,913, a 7% increase over $144,249,598 for the year ended December 31, 2000. Outstanding loans for the year ended December 31, 2001 averaged $151,923,400, a 19% increase over $127,431,829 for the year ended December 31, 2000. Loan growth is attributable to continued loan demand, as well as the Company's aggressive efforts to change the mix of earning assets. The loan portfolio had an average yield of 10.06% during 2001 and 11.36% during 2000. The majority of loans reprice immediately, monthly, or quarterly with changes in the prime rate.

The following table presents the loan portfolio categorized by type and the corresponding percentage of total loans as of December 31, 2001 and 2000.



                                                           2001                                  2000
                                               -----------------------------          ---------------------------
                                                                 % Loans                               % Loans
                                                                 to Total                              to Total
                                                  Amount           Loans                Amount           Loans
                                                  ------           -----                ------           -----
Real Estate Mortgage                            $85,727,852        54.62%             $66,162,344        45.23%
Real Estate Construction                         28,195,142        17.96%              34,796,364        23.78%
SBA - Unguaranteed                               28,095,364        17.90%              25,879,656        17.69%
Commercial                                        7,817,059         4.98%              12,012,375         8.21%
Consumer                                          7,124,006         4.54%               7,446,821         5.09%
                                               ------------        ------            ------------        ------
     Total Loans                               $156,959,423       100.00%            $146,297,560       100.00%
                                               ------------        ------            ------------        ------



DEPOSITS

Total deposits as of December 31, 2001 were $165,731,546, an 11% increase over $148,749,836 as of December 31, 2000. Average outstanding interest-bearing deposits were $136,401,616 for 2001, a 20% increase from $113,616,110 for 2000. Total time deposits purchased through third party brokers as of December 31, 2001 were $33,193,000, an 84% increase over $18,000,000 as of December 31, 2000. Brokered deposits cost the Company an average of 4.73% during 2001, compared to 6.84% for 2000. Interest-bearing deposits cost the Company an average of 5.32% during 2001, compared to 5.59% for 2000. The decrease in cost of funds is primarily due to decreased rates by the Federal Open Market Committee. Average noninterest-bearing demand deposits were $22,550,356 in 2001, a 14% increase from $19,859,595 for 2000.

During 2001 and 2000, the Company used available overnight credit lines in the form of Federal Home Loan Bank advances and federal funds purchased. During 2000, the Company obtained a $5,000,000 million line of credit from another financial institution. Company borrowings averaged $3,820,162 during 2001 compared to $2,883,316 during 2000. The average cost of the Company's borrowed funds was 4.47% for 2001 and 6.73% for 2000. Management plans to use the credit lines in the future as a funds management tool.

LIQUIDITY

Liquidity management involves matching the cash flow needs of customers, either depositors wanting to withdraw funds or borrowers needing sufficient funds to meet their credit needs, and the Company's ability to meet those needs. The Company matched the cash flow needs of its customers primarily by managing short-term, interest-bearing deposits with correspondent banks, overnight investments and amortizing loans.

During 2001, federal funds sold, interest-bearing deposits and other investments averaged $5,722,425 compared to the same average overnight investments of $5,296,551 in 2000.

Another source of liquidity is the repayment of maturing loans. The Company has relationships with several correspondent banks that can provide funds on short notice. Management closely monitors and maintains appropriate levels of interest-bearing assets and liabilities so that the Company has adequate funds to meet customer withdrawals and loan requests and so that net interest margins are maximized. The Company believes that its liquidity will remain adequate to meet its expected business needs.

INTEREST RATE SENSITIVITY

The objective of interest rate sensitivity management is to minimize the effect of interest rate changes on the Company's net interest margin while maintaining net interest income at acceptable levels. The major factors used to manage interest rate risk include the mix of fixed and floating interest rates, and pricing and maturity patterns for all asset and liability accounts. Repricing periods are determined at the next period that the interest rate on an asset or liability can change. Fixed rate instruments, such as certificates of deposit and fixed rate loans, are categorized by maturity dates. Variable rate instruments are placed in the period of their next possible adjustment date. At December 31, 2001, the interest rate sensitivity analysis was as follows:




                                                                   Repricing Within
                                       ------------------------------------------------------------------
                                          0-90 Days    91-365 Days   >1 Yr. -  5   > 5 Yrs.        Total
                                                                            Yrs.
                                       ------------------------------------------------------------------

Investment Securities                         $750         $150         $1,000         $12         $1,912
Federal Funds Sold, Interest Bearing
     Deposits and other Investments          4,046            0              0           0          4,046
Loans                                       97,640       13,888         32,240      13,191        156,959
                                            ------       ------         ------      ------        -------
Total Earning Assets                      $102,436      $14,038        $33,240     $13,203       $162,917
                                          ========      =======        =======     =======       ========


Interest Bearing Demand Deposits           $29,117           $0             $0          $0        $29,117
Savings Deposits                             3,756            0              0           0          3,756
Certificates of Deposit                     25,414       41,228         44,413         279        111,334
Note Payable and Other Borrowings            1,863            0              0           0          1,863
                                             -----            -              -           -          -----
Total Interest Bearing Liabilities         $60,150      $41,228        $44,413        $279       $146,070
                                           =======      =======        =======        ====       ========


Interest Sensitivity GAP                   $42,286     ($27,190)      ($11,173)    $12,924        $16,847

Cumulative GAP                             $42,286      $15,096         $3,923     $16,847

% of Earning Assets to
     Interest Bearing Liabilities           170.30%       34.05%         74.84%    4732.26%

Cumulative % of Earning
     Assets to Interest
     Bearing Liabilities                    170.30%      114.89%        102.69%     111.53%

% of Cumulative GAP to Total
     Earning Assets                          25.96%        9.27%          2.41%      10.34%



Based on this gap analysis and assuming no change in the mix of earning assets or interest bearing liabilities, rising interest rates generally would increase the Company's net interest margin. Falling interest rates generally would decrease the Company's net interest margin. However, interest rate floors on approximately half of the Company's loan portfolio would reduce the effect of lower rates on the Company's margin. The present gap position is within the range acceptable to management. Management monitors on a quarterly basis the effect of potential interest rate changes and prepayments on its entire portfolio.

CAPITAL RESOURCES
Capital, as measured by total stockholders' equity to total assets, was 6.90% at December 31, 2001, compared to 6.78% at December 31, 2000. The Company's common stock had a book value per share of $17.38 at December 31, 2001 compared to $15.52 at December 31, 2000. During 2001, the Company sold 14,475 shares of its treasury stock at an aggregate sales price of $271,815, or $18.78 per share to the Company's employee and director benefit plans. During 2001, the Company purchased 5,554 of its common stock shares at an aggregate purchase price of $115,678, or $20.82 per share. Shares repurchased during 2001 were held in treasury at December 31, 2001 for issuance under employee and director benefit plans. During 2000, the Company sold 2,670 shares of its treasury stock to the Company's employee benefit plans at $16.41 per share, totaling $43,804. During 2000, the Company purchased 37,826 of its common stock shares at an aggregate purchase price of $813,259, or $21.50 per share.

There are two federal measures of capital adequacy for national banks and their bank holding companies: risk-based capital guidelines and the leverage ratio. The risk-based capital guidelines developed by regulatory authorities assign weighted levels of risk to asset categories to measure capital adequacy. These guidelines establish a minimum requirement of 8.00% of total capital to risk-adjusted assets. One-half of 8.00%, or 4.00%, must consist of qualifying capital that includes common stockholders equity and qualifying perpetual preferred stock (subject to limitations). In addition, banks and bank holding companies must meet a minimum leverage ratio of 4% of Tier 1 capital to total assets. Tier 1 capital generally consists of qualifying capital, less intangible assets, and the minimum Tier 1 capital only applies to banks that have received the highest supervisory rating from their regulators. Institutions that have not received the highest rating, as well as institutions with supervisory, financial or operational weaknesses, and institutions anticipating significant growth, are expected to operate well above minimum capital standards. For example, most such banks generally operate at capital levels ranging from 1% to 2% above the stated minimums.

The following table sets forth information with respect to the risk-based and leverage ratios for the Company and Bank at December 31, 2001 and December 31, 2000, compared to the minimum ratios required by regulation.

                                                                                                                    TO BE WELL
                                                                                                                CAPITALIZED UNDER
                                                                                    FOR CAPITAL                 PROMPT CORRECTIVE
                                                        ACTUAL                    ADEQUACY PURPOSES             ACTION PROVISIONS
                                                        ------                    -----------------              -----------------
                                                 AMOUNT        RATIO            AMOUNT        RATIO            AMOUNT        RATIO
                                                 ------        -----            ------        -----            ------        -----
                                                   (in thousands)                 (in thousands)                   (in thousands)


AS OF DECEMBER 31, 2001:
  Total Capital (to Risk-Weighted Assets)
           Consolidated                         $14,477        9.38%           $12,352        8.00%               N/A           N/A
           Bank                                 $16,229       10.52%           $12,344        8.00%           $15,430         10.00%
  Tier 1 Capital (to Risk-Weighted Assets)
           Consolidated                         $12,544        8.13%            $6,176        4.00%               N/A           N/A
           Bank                                 $14,296        9.26%            $6,172        4.00%            $9,258          6.00%
  Tier 1 Capital (to Average Assets)
           Consolidated                         $12,544        6.90%            $7,272        4.00%               N/A           N/A
           Bank                                 $14,296        7.87%            $7,268        4.00%            $9,085          5.00%

AS OF DECEMBER 31, 2000:
  Total Capital (to Risk-Weighted Assets)
           Consolidated                         $12,753        9.15%           $11,151        8.00%               N/A           N/A
           Bank                                 $14,168       10.16%           $11,151        8.00%           $13,939         10.00%
  Tier 1 Capital (to Risk-Weighted Assets)
           Consolidated                         $11,011        7.90%            $5,575        4.00%               N/A           N/A
           Bank                                 $12,426        8.92%            $5,575        4.00%            $8,363          6.00%
  Tier 1 Capital (to Average Assets)
           Consolidated                         $11,011        7.42%            $5,937        4.00%               N/A           N/A
           Bank                                 $12,426        8.37%            $5,937        4.00%            $7,422          5.00%




                      MARKET PRICE AND DIVIDEND INFORMATION

As of December 31, 2001, there were approximately 470 shareholders of record and 721,914 shares of the Company's common stock outstanding. The following table sets forth high and low sales price information for the common stock for each of the quarters in which trading occurred since January 1, 2000.


                                     Sales Price                                          Sales Price
                                     -----------                                          -----------
          Calendar Period          High       Low               Calendar Period          High       Low
          ---------------          ----       ---               ---------------          ----       ---
          2001                                                     2000
          ----                                                     ----

          First Quarter          $21.00       $18.00            First Quarter          $18.00       $15.00
          Second Quarter         $21.00       $18.50            Second Quarter         $17.00       $16.00
          Third Quarter          $21.00       $18.60            Third Quarter          $17.75       $16.50
          Fourth Quarter         $21.00       $19.02            Fourth Quarter         $18.75       $18.00


Management believes that the above prices reflect sales between individuals or entities who had various reasons and degrees of motivation for their purchases and sales. Furthermore, there may have been private sales between individuals who have not presented their shares for transfer on the Company's transfer books.

The Company has not paid cash dividends to shareholders since its inception. At present, the only source of funds available for the payment of cash dividends by the Company are dividends paid to the Company by the Bank. Regulatory requirements restrict the amount of dividends that the Bank can pay the Company. At December 31, 2001, the Bank could pay dividends of approximately $3,000,000, plus earnings of the Bank in 2002, to the Company without obtaining prior approval.

The Company does not anticipate paying cash dividends in the immediate future. No assurance can be given that any dividends will be declared by the Company, or if declared, what the amount of the dividends will be or whether such dividends, once declared, would continue.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS







To the Board of Directors and Stockholders
First Cherokee Bancshares, Inc.
Woodstock, Georgia


We have audited the accompanying consolidated balance sheets of First Cherokee Bancshares, Inc. and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of earnings, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Cherokee Bancshares, Inc. and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


                                                 /S/ Porter Keadle Moore, LLP
                                                 ----------------------------
                                                 PORTER KEADLE MOORE, LLP



Atlanta, Georgia
February 8, 2002

                 FIRST CHEROKEE BANCSHARES, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                           December 31, 2001 and 2000


                                                          2001           2000
                                                          ----           ----

                                     Assets
                                     ------

Cash and due from banks, including reserve
  requirements of $831,000 and $645,000            $   6,802,003      3,891,193
Interest-bearing deposits with banks                   1,613,490      1,620,942
Federal funds sold                                     1,332,000        260,000
                                                       ---------        -------

          Cash and cash equivalents                    9,747,493      5,772,135

Securities available for sale                          1,912,248        516,810
Other investments                                      1,100,900      1,087,400
Loans, net                                           154,662,913    144,249,598
Premises and equipment, net                            4,460,696      4,068,398
Accrued interest receivable and other assets           9,869,788      7,281,598
                                                       ---------      ---------

                                                   $ 181,754,038    162,975,939
                                                    =============   ===========

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Deposits:
    Demand                                         $  21,524,568     22,004,158
    Interest-bearing demand                           29,116,824     26,150,713
    Savings                                            3,756,413      3,526,142
    Time                                              66,722,932     68,580,316
    Time, in excess of $100,000                       44,610,809     28,488,507
                                                      ----------     ----------

          Total deposits                             165,731,546    148,749,836

Note payable and other borrowings                      1,863,259      1,513,259
Accrued interest payable and other liabilities         1,614,109      1,660,789
                                                       ---------      ---------

          Total liabilities                          169,208,914    151,923,884
                                                     -----------    -----------

Commitments

Stockholders' equity:
    Common stock, $1 par value, 10,000,000 shares
      authorized, 775,325 shares issued, 721,914 and
      711,893 shares outstanding                         775,325        775,325
    Additional paid-in capital                         6,899,357      6,901,007
    Retained earnings                                  5,983,340      4,658,993
    Accumulated other comprehensive income (loss),
       net of tax                                            668        (1,917)
                                                             ---        ------

                                                      13,658,690    12,333,408
    Less treasury stock at cost, 53,411 and 63,432
      shares                                          (1,113,566)   (1,281,353)
                                                      ----------    ----------

          Total stockholders' equity                  12,545,124    11,052,055
                                                      ----------    ----------

                                                   $ 181,754,038   162,975,939
                                                   =============   ===========




See accompanying notes to consolidated financial statements.

                 FIRST CHEROKEE BANCSHARES, INC. AND SUBSIDIARY

                       Consolidated Statements of Earnings

              For the Years Ended December 31, 2001, 2000 and 1999

                                                 2001           2000          1999
                                                 ----           ----          ----

Interest income:
    Interest and fees on loans              $ 15,282,136   14,477,763       10,708,238
    Interest on federal funds sold                49,854       39,775           28,261
    Interest on deposits with other banks        129,436      210,787          167,832
    Interest and dividends on investments:
       U.S. Government agencies                   48,707       29,481           33,126
       Other                                      96,501       74,449           61,222
                                                  ------       ------           ------

              Total interest income           15,606,634   14,832,255       10,998,679
                                              ----------   ----------       ----------

Interest expense:
    Interest on deposits:
       Demand                                    733,570      832,339          619,352
       Savings                                    53,353       73,973           91,079
       Time                                    6,469,184    5,440,421        3,866,461
                                               ---------    ---------        ---------

                                               7,256,107    6,346,733        4,576,892
    Interest on note payable and
       other borrowings                          170,768      194,108          148,071
                                                 -------      -------          -------

              Total interest expense           7,426,875    6,540,841        4,724,963
                                               ---------    ---------        ---------

              Net interest income              8,179,759    8,291,414        6,273,716

Provision for loan losses                        317,000      854,253          143,135
                                                 -------      -------          -------

              Net interest income after
              provision for loan losses        7,862,759    7,437,161        6,130,581
                                               ---------    ---------        ---------

Noninterest  income:
    Service charges on deposit accounts          804,863      777,463          532,551
    Gain on sales of loans, net                     -         148,011          603,480
    Gain on sales of premises and equipment      254,118         -                -
    Miscellaneous                                376,879      298,895          427,519
                                                 -------      -------          -------

              Total noninterest income         1,435,860    1,224,369        1,563,550
                                               ---------    ---------        ---------

Noninterest expenses:
    Salaries and employee benefits             4,058,533    3,515,573        3,077,545
    Occupancy                                    982,500      953,290          877,443
    Other operating                            2,248,369    1,961,433        2,156,040
                                               ---------    ---------        ---------

              Total noninterest expenses       7,289,402    6,430,296        6,111,028
                                               ---------    ---------        ---------

              Earnings before income taxes     2,009,217    2,231,234        1,583,103

Income tax expense                               684,870      763,122          546,252
                                                 -------      -------          -------


              Net earnings                $    1,324,347    1,468,112        1,036,851
                                           =============    =========        =========

Basic earnings per share                  $         1.83         1.99             1.76
                                           =============         ====             ====

Diluted earnings per share                $         1.81         1.98             1.75
                                           =============         ====             ====


See accompanying notes to consolidated financial statements.

                 FIRST CHEROKEE BANCSHARES, INC. AND SUBSIDIARY

                 Consolidated Statements of Comprehensive Income

              For the Years Ended December 31, 2001, 2000 and 1999


                                                          2001        2000       1999
                                                          ----        ----       ----

Net earnings                                           $ 1,324,347  1,468,112  1,036,851
Other comprehensive income (loss),
  net of tax:
     Unrealized gain (loss) on available for
       sale securities arising during the period,
       net of tax of $1,585, $2,575 and ($4,303),
       respectively                                          2,585      4,203     (8,353)
                                                             -----      -----     ------

Comprehensive income                                   $ 1,326,932  1,472,315  1,028,498
                                                       ===========  =========  =========













































See accompanying notes to consolidated financial statements.

FIRST CHEROKEE BANCSHARES, INC. AND SUBSIDIARY

           Consolidated Statements of Changes in Stockholders' Equity

              For the Years Ended December 31, 2001, 2000 and 1999



                                                                                 Accumulated
                                                                                   Other
                                                    Additional                  Comprehensive
                                          Common     Paid-In        Retained    Income (Loss),      Treasury
                                          Stock      Capital        Earnings     Net of Tax          Stock        Total
                                          -----      -------        --------     ----------          -----        -----

Balance, December 31, 1998             $ 591,544    5,273,257     2,154,030         2,233           (602,716)     7,418,348

Sale of treasury stock                      -          88,670         -               -               86,028        174,698

Exercise of stock options,
    including related tax
    benefits                              16,831      193,150         -               -                -            209,981

Exercise of stock warrants               165,850    1,341,820         -               -                -          1,507,670

Change in accumulated other
  comprehensive income (loss),
  net of tax                                -            -            -            (8,353)             -             (8,353)

Net earnings                                -            -        1,036,851           -                -          1,036,851
                                       ---------    ---------     ---------     ---------          ---------      ---------

Balance, December 31, 1999               774,225    6,896,897     3,190,881        (6,120)          (516,688)    10,339,195

Purchase of treasury stock                  -            -            -               -             (813,259)      (813,259)

Sale of treasury stock                      -          (4,790)        -               -               48,594         43,804

Exercise of stock options                  1,100        8,900         -               -                -             10,000

Change in accumulated other
  comprehensive income (loss),
  net of tax                                -            -            -             4,203              -              4,203

Net earnings                                -            -        1,468,112           -                -          1,468,112
                                       ---------    ---------     ---------      --------          ---------      ---------

Balance, December 31, 2000               775,325    6,901,007     4,658,993        (1,917)        (1,281,353)    11,052,055

Purchase of treasury stock                  -            -            -               -             (115,678)      (115,678)

Sale of treasury stock                      -           8,370         -               -              263,445        271,815

Exercise of stock options                   -         (10,020)        -               -               20,020         10,000

Change in accumulated other
  comprehensive income (loss),
  net of tax                                -            -            -             2,585              -              2,585

Net earnings                                -            -        1,324,347           -                -          1,324,347
                                       ---------    ---------     ---------      --------          ---------      ---------

Balance, December 31, 2001             $ 775,325    6,899,357     5,983,340           668         (1,113,566)    12,545,124
                                       =========    =========     =========           ===         ==========     ==========


See accompanying notes to consolidated financial statements.

 FIRST CHEROKEE BANCSHARES, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

              For the Years Ended December 31, 2001, 2000 and 1999

                                                            2001           2000        1999
                                                            ----           ----        ----

Cash flows from operating activities:
   Net earnings                                         $ 1,324,347     1,468,112     1,036,851
   Adjustments to reconcile net earnings
    to net cash provided (used)by operating
    activities:
     Depreciation, amortization and accretion               750,777       707,096       439,161
     Provision for loan losses                              317,000       854,253       143,135
     Gain on sales of loans, net                               -         (148,011)     (603,480)
     Provision for deferred taxes                           (36,047)     (325,423)      114,816
     Gain on sales of other real estate and
      repossessions                                         (24,929)       (7,389)       (1,044)
     Writedown of other real estate                          79,769           -             -
     Gain on sales of premises and equipment               (254,118)          -             -
     Increase in cash surrender value life
      insurance                                            (134,995)     (127,904)      (81,623)
     Change in:
       Accrued interest receivable and other
        assets                                              648,674      (426,534)   (1,196,047)
       Accrued interest payable and other
        liabilities                                         (46,680)      636,993        71,310
                                                            -------       -------        ------

            Net cash provided (used) by operating
             activities                                   2,623,798     2,631,193       (76,921)
                                                          ---------     ---------       -------

Cash flows from investing activities:
   Proceeds from maturities and calls of
    securities available for sale                         1,508,828         8,242       513,525
   Purchases of securities available for sale            (2,899,514)          -        (500,000)
   Purchases of other investments                           (13,500)     (235,600)     (257,500)
   Proceeds from call of other investments                      -             -         103,500
   Investment in unconsolidated subsidiaries             (1,226,125)          -            -
   Proceeds from sales of loans                                 -       2,970,726     8,506,416
   Net increase in loans                                (12,146,718)  (38,787,056)  (32,534,794)
   Purchase of cash surrender value life insurance         (520,000)     (342,011)     (386,000)
   Purchases of premises and equipment                   (1,287,054)     (338,288)     (825,144)
   Proceeds from sales of premises and equipment            679,159           -           7,625
   Proceeds from sales of other real estate and
    repossessions                                           223,181       681,319        73,562
   Improvements to other real estate and repossessions     (464,544)     (182,889)          -
                                                           --------      --------      --------

            Net cash used in investing activities       (16,146,287)  (36,225,557)  (25,298,810)
                                                        -----------   -----------   -----------

Cash flows from financing activities:
   Net change in demand and savings deposits              2,716,792    10,184,049     8,411,117
   Net change in time deposits                           14,264,918    27,844,373       912,500
   Proceeds from (repayment of) FHLB advances                 -        (3,000,000)    3,000,000
   Net proceeds from note payable                           350,000       537,960       456,587
   Proceeds from exercise of stock warrants                   -               -       1,507,670
   Proceeds from sales of treasury stock                    271,815        43,804       174,698
   Proceeds from exercise of stock options                   10,000        10,000       152,995
   Purchase of treasury stock                              (115,678)     (813,259)          -
                                                           --------      --------      --------


            Net cash provided by financing activities    17,497,847    34,806,927    14,615,567
                                                         ----------    ----------    ----------

Net change in cash and cash equivalents                   3,975,358     1,212,563   (10,760,164)

Cash and cash equivalents at beginning of year            5,772,135     4,559,572    15,319,736
                                                          ---------     ---------    ----------

Cash and cash equivalents at end of year              $   9,747,493     5,772,135     4,559,572
                                                      =============     =========     =========


FIRST CHEROKEE BANCSHARES, INC. AND SUBSIDIARY

              For the Years Ended December 31, 2001, 2000 and 1999


                                                              2001       2000      1999
                                                              ----       ----      ----


Supplemental disclosure of cash flow information:
 Cash paid during the year for:
   Interest                                             $ 7,570,720   5,994,151  4,690,161
   Income taxes, net of refunds received                $   809,000     993,000    455,000
 Noncash investing and financing activities:
   Change in accumulated other comprehensive
    income, net of tax                                  $     2,585       4,203     (8,353)
   Transfer of loans to other real estate and
    repossessions                                       $ 2,537,651     201,288    815,622
   Financed sales of other real estate and
    repossessions                                       $   975,800     117,303    364,862
   Tax benefits related to stock options
    exercised                                           $      -          -         56,986










































See accompanying notes to consolidated financial statements.

 FIRST CHEROKEE BANCSHARES, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Organization
     ------------
     First Cherokee Bancshares, Inc. (the "Company") is a bank holding company whose business is conducted by its wholly owned bank subsidiary, First National Bank of Cherokee (the "Bank"). The Company is subject to regulation under the Bank Holding Company Act of 1956.

     The Bank is a commercial bank that serves Woodstock, Georgia, a community located approximately 20 miles north of metropolitan Atlanta and surrounded by Cherokee and Cobb counties. The Bank is chartered and regulated by the Office of the Comptroller of the Currency, is insured and subject to regulation by the Federal Deposit Insurance Corporation and is a member of the Federal Reserve System.

     In December 2000, the Bank acquired a 60% interest in Cherokee National Trust, LLC ("CNT") through the purchase of $180,000 of newly issued shares. CNT was formed for the purpose of providing trust and custodial services and began operations in January 2001. The Bank is entitled to 50% of CNT's results of operations.

     In May 2001, the Bank acquired a 33.34% ownership interest in Elizabeth Station, LLC through an initial capital contribution of $226,125. Elizabeth Station, LLC was formed for the purpose of acquiring, developing and leasing real property. The investment in Elizabeth Station, LLC is accounted for using the equity method of accounting.

     In October, 2001, the Bank acquired a 12.82% ownership interest in EastPoint Technologies, LLC ("EastPoint") through an initial capital contribution of $1,000,000. EastPoint was formed for the purpose of providing and operating licensed software applications and data processing services. The investment in EastPoint is accounted for using the cost method of accounting.

     Basis of Presentation and Reclassification
     ------------------------------------------
     The consolidated financial statements include the accounts of the Company and the Bank, along with its 60% owned subsidiary, CNT. All intercompany accounts and transactions have been eliminated in consolidation.

     The accounting and reporting policies of the Company and the Bank, and the methods of applying these principles, conform with generally accepted accounting principles ("GAAP") and general practices within the banking industry. In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ significantly from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for loan losses, prepayment speeds of the SBA loan portfolio and the valuation of real estate acquired in connection with or in lieu of foreclosure on loans.

     Cash and Cash Equivalents
     -------------------------
     For presentation purposes in the consolidated statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with banks and federal funds sold.

     Securities Available for Sale
     -----------------------------
     The Company classifies its securities in one of three categories: trading, available for sale or held to maturity. At December 31, 2001 and 2000, all investment securities were classified as available for sale.

     Unrealized holding gains and losses, net of the related tax effect, on securities available for sale are excluded from earnings and are reported as a separate component of stockholders' equity until realized.

     A decline in the market value of any available for sale security below cost that is deemed other than temporary is charged to earnings and establishes a new cost basis for the security.

     Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to the yield. Realized gains and losses from sales of securities are included in earnings and derived by using the specific identification method for determining the cost of securities sold.

     Other Investments
     -----------------
     Other investments include equity securities with no readily determinable fair value. These investment securities are carried at cost.

                 FIRST CHEROKEE BANCSHARES, INC. AND SUBSIDIARY

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     Loans, Loan Fees and Interest Income
     ------------------------------------
     Loans that management has the intent and ability to hold for the foreseeable future or until maturity are reported at the principal amount outstanding, net of the allowance for loan losses and any deferred fees or costs on originated loans. Interest on all loans is calculated principally by using the simple interest method on the daily balance of the principal amount outstanding.

     A loan is considered impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price, or at the fair value of the collateral of the loan if the loan is collateral dependent. Interest income from impaired loans is recognized when received.

     Servicing assets and liabilities are assessed for impairment or increased obligation based upon their fair values. When the Bank sells the portion of a loan guaranteed by the U.S. Small Business Administration ("SBA"), the investment in the entire loan is allocated between the guaranteed and unguaranteed portions of the loan as well as the servicing assets and interest-only strip receivable based upon their respective fair market values at the date of sale. Gains on sales of loans are calculated by taking the net proceeds from the sale less the allocated sold portion of the loan and are presented in the statement of earnings net of brokerage expenses.

     Servicing assets and interest-only strips receivable are recognized from the sales of the portion of loans guaranteed by SBA with the retention of loan servicing being carried at the present value of estimated future net servicing income over the estimated lives of the related SBA loans less amounts amortized. Amortization of these assets is computed using a level yield method over the estimated remaining lives of the related SBA loans taking into consideration assumed prepayment patterns. Servicing assets and interest-only strips receivable are measured for impairment periodically via stratification of the assets by predominant risk characteristic such as loan term and interest rate. No valuation allowances were required based upon the evaluation for impairment at December 31, 2001 or 2000. There were no SBA loans held for sale at December 31, 2001 and 2000.

     Allowance for Loan Losses
     -------------------------
     The Bank's provision for loan losses is based upon management's continuing review and evaluation of the loan portfolio and is intended to create an allowance adequate to absorb losses on loans outstanding as of the end of each reporting period. For significant loans, management's review consists of evaluations of the financial strength of the borrowers and the related collateral. The review of groups of loans which are individually insignificant is based upon delinquency status of the group, lending policies and collection experience. The Bank supplements its internal review process through the use of an independent external loan review performed on an annual basis.

     Management believes the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

     Premises and Equipment
     ----------------------
     Premises and equipment are stated at cost less accumulated depreciation. Major additions and improvements are charged to the asset accounts while maintenance and repairs that do not improve or extend the useful lives of the assets are expensed currently. When assets are retired or otherwise disposed, the cost and related accumulated depreciation are removed from the accounts, and any gain or loss is reflected in earnings for the period.

     Depreciation expense is computed using the straight-line method over the following estimated useful lives:

         Buildings and improvements                        15 - 40 years
         Furniture, fixtures and equipment                  3 - 10 years

                 FIRST CHEROKEE BANCSHARES, INC. AND SUBSIDIARY

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     Other Real Estate
     -----------------
     Properties acquired through foreclosure are carried at the lower of cost (defined as fair value at foreclosure) or fair value less estimated costs to dispose. Fair value is defined as the amount that is expected to be received in a current sale between a willing buyer and seller other than in a forced or liquidation sale. Fair values at foreclosure are based on appraisals. Losses arising from the acquisition of foreclosed properties are charged against the allowance for loan losses. Subsequent writedowns are provided by a charge to income through the allowance for losses on other real estate in the period in which the need arises.

     Treasury Stock
     --------------
     Treasury stock is accounted for by the cost method. Subsequent reissuances are recorded on a first-in, first-out basis.

     Income Taxes
     ------------
     Deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which the assets and liabilities are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

     In the event the future tax consequences of differences between the financial reporting bases and the tax bases of the Company's assets and liabilities result in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such asset is required. A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies.

     Net Earnings Per Share
     ----------------------
     Basic earnings per share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares. The reconciliation of the amounts used in the computation of basic earnings per share and diluted earnings per share for the years ended December 31, 2001, 2000 and 1999 is as follows:

      FOR THE YEAR ENDED DECEMBER 31, 2001     Net        Common     Per Share
                                             Earnings     Shares       Amount
                                             --------     ------       ------

      Basic earnings per share            $ 1,324,347     722,338      $ 1.83
                                                                       ======
      Effect of dilutive securities:
           Stock options                        -           9,672
                                          -----------       -----


      Diluted earnings per share          $ 1,324,347     732,010      $ 1.81
                                          ===========     =======      ======


     FOR THE YEAR ENDED DECEMBER 31, 2000      Net       Common      Per Share
                                             Earnings    Shares        Amount
                                             --------    ------        ------

      Basic earnings per share            $ 1,468,112     737,519      $ 1.99
                                                                       ======
      Effect of dilutive securities:
           Stock options                        -           3,126
                                          -----------       -----


      Diluted earnings per share          $ 1,468,112     740,645      $ 1.98
                                          ===========     =======      ======

                FIRST CHEROKEE BANCSHARES, INC. AND SUBSIDIARY

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
      Net Earnings Per Share, continued
      ----------------------

      FOR THE YEAR ENDED DECEMBER 31, 1999     Net        Common      Per Share
                                             Earnings     Shares       Amount
                                             --------     ------       ------

      Basic earnings per share             $ 1,036,851    588,239      $ 1.76
                                                                       ======
      Effect of dilutive securities:
           Stock options                         -          4,733
                                           -----------      -----

      Diluted earnings per share           $ 1,036,851    592,972      $ 1.75
                                           ===========    =======      ======

      Recent Accounting Pronouncements
      --------------------------------
      Statement of Financial Accounting Standards ("SFAS") No.140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of SFAS No. 125," became effective for transfers and servicing of financial assets occurring after March 31, 2001 and was effective for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The implementation of SFAS No. 140 did not have a material impact on the Company's financial position, results of operations or liquidity.

      On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 is effective for business combinations initiated after June 30, 2001 and requires all business combinations completed after its adoption to be accounted for under the purchase method of accounting and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS No. 142 will be effective for the Company on January 1, 2002 and addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. Upon adoption of SFAS No. 142, goodwill and some intangible assets will no longer be amortized and will be tested for impairment at least annually. The Company believes the adoption of SFAS No. 142 will not have a material impact on its financial position, results of operations or liquidity.

(2)   SECURITIES AVAILABLE FOR SALE
      The amortized cost and estimated fair value of securities available for sale at December 31, 2001 and 2000 are presented below:

                                                      2001
                                                      ----
                                               Gross        Gross    Estimated
                                 Amortized  Unrealized   Unrealized    Fair
                                   Cost        Gains       Losses      Value
                                   ----        -----       ------      -----


   U.S. Government agencies   $ 1,150,093       137           -       1,150,230
   Trust preferred securities     750,000        -            -         750,000
   Mortgage-backed securities      11,078       940           -          12,018
                                   ------       ---         -----       ------
                              $ 1,911,171     1,077           -       1,912,248
                              ===========     =====         =====     =========


                                                      2000
                                                      ----
                                              Gross        Gross      Estimated
                                Amortized   Unrealized   Unrealized     Fair
                                   Cost        Gains       Losses       Value
                                   ----        -----       ------       -----


   U.S. Government agencies     $ 500,000        -          3,497       496,503
   Mortgage-backed securities      19,903       404           -          20,307
                                   ------       ---        ------        ------
                                $ 519,903       404         3,497       516,810
                                =========       ===         =====       =======

                 FIRST CHEROKEE BANCSHARES, INC. AND SUBSIDIARY

(2)  SECURITIES AVAILABLE FOR SALE, CONTINUED
     The amortized cost and estimated fair value of securities available for sale at December 31, 2001, by contractual maturity, are shown below. Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

                                                  Amortized          Estimated
                                                     Cost            Fair Value
                                                     ----            ----------

            Due within one year                 $   150,093           150,230
            Due from one to five years            1,000,000         1,000,000
            Due after ten years                     750,000           750,000
            Mortgage-backed securities               11,078            12,018
                                                     ------            ------

                                                $ 1,911,171         1,912,248
                                                ===========         =========

     There were no sales of securities during 2001, 2000 and 1999.

     At December 31, 2001 and 2000, securities with a carrying value of approximately $1,151,000 and $496,000, respectively, were pledged against public deposits as required by law.

(3)  LOANS
     Major classifications of loans at December 31, 2001 and 2000 are presented below:
                                                    2001               2000
                                                    ----               ----

            Commercial                         $ 7,817,059         12,012,375
            SBA - unguaranteed                  28,095,364         25,879,656
            Real estate - mortgage              85,727,852         66,162,344
            Real estate - construction          28,195,142         34,796,364
            Installment and other consumer       7,124,006          7,446,821
                                                 ---------          ---------

                      Total loans              156,959,423        146,297,560

            Less allowance for loan losses       2,296,510          2,047,962
                                                 ---------          ---------

                      Total net loans        $ 154,662,913        144,249,598
                                             =============        ===========

     The Bank grants loans and extensions of credit to individuals and a variety of firms and corporations located primarily in Cherokee County and Cobb County, Georgia. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate which is dependent upon the real estate market. A substantial portion of the Company's revenues are generated from the origination of loans guaranteed by the SBA and the sale of the guaranteed portions of these loans. Funding for the various SBA loan programs depend upon annual appropriations by the U.S. Congress.

     The Bank services SBA loans for others that are not included in the accompanying consolidated balance sheets with unpaid principal balances at December 31, 2001 and 2000 of approximately $25,734,000 and $30,937,000, respectively. Servicing assets amounted to $395,000 and $530,000 at December 31, 2001 and 2000, respectively. During 2001, the Bank did not recognize any new servicing assets and amortized approximately $135,000. Interest-only strips receivable totaled $255,000 and $322,000 at December 31, 2001 and 2000, respectively. Servicing assets and interest-only strips receivable are included in accrued interest receivable and other assets on the consolidated balance sheet.

                 FIRST CHEROKEE BANCSHARES, INC. AND SUBSIDIARY

(3)  LOANS, CONTINUED
     An analysis of the activity in the allowance for loan losses for the years ended December 31, 2001, 2000 and 1999 is presented below:

                                               2001         2000        1999
                                               ----         ----        ----

            Balance at beginning of year   $ 2,047,962    1,338,691   1,516,705
            Provision                          317,000      854,253     143,135
            Loans charged off                 (210,191)    (167,756)   (324,546)
            Recoveries                         141,739       22,774       3,397
                                               -------       ------       -----

            Balance at end of year         $ 2,296,510    2,047,962   1,338,691
                                           ===========    =========   =========

(4)  PREMISES AND EQUIPMENT
     Premises and equipment at December 31, 2001 and 2000 are summarized as follows:

                                                           2001         2000
                                                           ----         ----
            Land                                      $   578,128       763,329
            Buildings and improvements                  3,973,533     3,103,158
            Furniture, fixtures and equipment           1,882,289     1,881,359
                                                        ---------     ---------

                                                        6,433,950     5,747,846
            Less accumulated depreciation               1,973,254     1,679,448
                                                        ---------     ---------
                                                      $ 4,460,696     4,068,398
                                                      ===========     =========

     Depreciation expense was approximately $470,000, $469,000 and $410,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

(5)  TIME DEPOSITS
     At December 31, 2001 the scheduled maturities of time deposits are as follows:


        Year Ending December 31,
              2002                                      $  66,642,575
              2003                                         34,192,002
              2004                                          4,376,755
              2005                                          3,918,846
              2006                                          1,924,576
              Thereafter                                      278,987
                                                              -------

                                                        $ 111,333,741
                                                        =============

     At December 31, 2001, the Company had approximately $33,200,000 in time deposits purchased through third party brokers.

(6)  NOTE PAYABLE AND OTHER BORROWINGS
     In June 2000, the Company obtained a $5,000,000 line of credit with another financial institution. The debt is collateralized by 100% of the stock of the Bank and calls for interest to be paid quarterly at the prime rate less 50 basis points. The line of credit matures in June 2012 and at maturity, may be converted to a term loan. The loan agreement contains covenants relating to the level of the allowance for loan losses, payments of dividends, regulatory capital adequacy and return on average assets. At December 31, 2001, the Company was in compliance with all loan covenants.

                 FIRST CHEROKEE BANCSHARES, INC. AND SUBSIDIARY

(6)  NOTE PAYABLE AND OTHER BORROWINGS, CONTINUED
     The Bank has an agreement with the Federal Home Loan Bank ("FHLB") to provide the Bank credit facilities. Any amounts advanced by the FHLB are collateralized under a blanket floating lien on all of the Bank's 1-4 family first mortgage loans and certain loans specifically identified. The Bank may draw advances up to 75% of the outstanding balance of these loans based on the agreement with the FHLB. The Bank had no borrowings from the FHLB outstanding as of December 31, 2001 and 2000.

     The Bank has $2,700,000 available for the purchase of overnight federal funds from a correspondent financial institution.

(7)  INCOME TAXES
     The following is an analysis of income tax expense for the years ended December 31, 2001, 2000 and 1999:

                                       2001           2000         1999
                                       ----           ----         ----

            Current                 $ 720,917      1,088,545      431,436
            Deferred                  (36,047)      (325,423)     114,816
                                      -------       --------      -------

                                    $ 684,870        763,122      546,252
                                    =========        =======      =======

     The differences between income tax expense and the amount computed by applying the statutory federal income tax rate to earnings before taxes for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                                  2001       2000        1999
                                                  ----       ----        ----

          Pretax income at statutory rates    $ 683,134     758,620    538,255
          Add (deduct):
            Increase in cash surrender value
             of life insurance                  (45,898)    (43,487)   (27,752)
            Other                                47,634      47,989     35,749
                                                 ------      ------     ------

                                              $ 684,870     763,122    546,252
                                              =========     =======    =======

     The following summarizes the components of the net deferred tax asset. The net deferred tax asset is included in other assets at December 31, 2001 and 2000.

                                                          2001        2000
                                                          ----        ----
       Deferred tax assets:
        Allowance for loan losses                      $ 753,918     655,764
        Deferred gains on SBA loans                       27,630      35,537
        Nonaccrual loan interest                          15,745      68,025
        Deferred compensation                            138,901      97,164
        Core deposit intangible                           45,506      37,922
        Unrealized loss on securities
         available for sale                                 -          1,176
        Other                                             16,879         -
                                                          ------      ------


                   Gross deferred tax asset              998,579     895,588
                                                         -------     -------

       Deferred tax liabilities:
        Unrealized gain on securities available for
         sale                                                409         -
        Premises and equipment                            98,334      30,214
                                                          ------      ------

                   Gross deferred tax liability           98,743      30,214
                                                          ------      ------

                   Net deferred tax asset              $ 899,836     865,374
                                                       =========     =======

                 FIRST CHEROKEE BANCSHARES, INC. AND SUBSIDIARY

(7)  INCOME TAXES, CONTINUED
     During the year ended December 31, 1999, the Company recognized certain tax benefits related to the Employee Stock Plan in the amount of $56,986. These benefits were recorded as a decrease of income taxes payable and an increase in additional paid-in capital.

(8)  STOCKHOLDERS' EQUITY
     Dividends paid by the Bank are the primary source of funds available to the Company. Banking regulations limit the amount of dividends that may be paid without prior approval of the regulatory authorities. These restrictions are based on the level of regulatory capital and retained net earnings in prior years. The amount of dividends that the Bank could pay in 2002 without obtaining prior regulatory approval is approximately $3,000,000 plus earnings of the Bank in 2002.

     During 2001, the Company sold 14,475 shares of its treasury stock at an aggregate sales price of $271,815 or $18.78 per share. All of the shares were sold to the Company's employee and director benefit plans. The
     Company purchased 5,554 of its common shares during 2001 at an aggregate purchase price of $115,678, or $20.82 per share. Additionally, options to acquire 1,100 shares of common stock were exercised during 2001 at a total exercise price of $10,000. These shares were issued out of treasury stock at an average cost of $18.20 per share and the excess of this amount over the exercise price per share was charged to additional paid in capital.

     During 2000, the Company sold 2,670 shares of its treasury stock at an aggregate sales price of $43,804 or $16.41 per share. All of the shares were sold to the Company's employee and director benefit plans. The Company purchased 37,826 of its common shares during 2000 at an aggregate purchase price of $813,259, or $21.50 per share.

     During 1999, the Company sold 9,464 shares of its treasury stock at an aggregate sales price of $174,698, or $18.46 per share. All of the shares were sold to the Company's employee and director benefit plans.

(9)  EMPLOYEE AND DIRECTOR BENEFIT PLAN
     In connection with the Company's formation and initial offering, 196,350 non-transferable warrants were issued to the organizing stockholders. The warrants allowed each holder to purchase one additional share of common stock for each share purchased in connection with the initial offering and were exercisable for ten years from the date of opening of the Bank at the initial offering price (adjusted for stock dividends) of $9.09 per share. These warrants expired in November 1999. During 1999, 165,850 warrants were exercised at $9.09 per share.

     The Company has an Employee Stock Plan whereby 96,000 shares of common stock have been reserved for incentive stock options. These options will allow employees to purchase shares of common stock at a price not less than fair market value at the date of grant and are exercisable no later than ten years from the date of grant. All options granted prior to March 1998 vested immediately at the date of grant. All options granted subsequent to February 1998 vest over a five-year period.

     In March 1998, the Company reserved 15,000 shares of nonqualified stock options for the benefit of the Company's directors which allows them to purchase Company stock at a price equal to the fair market value at the date of grant. The options vest over a five-year period and are exercisable no later than ten years from the date of grant.

                 FIRST CHEROKEE BANCSHARES, INC. AND SUBSIDIARY

(9)  EMPLOYEE AND DIRECTOR BENEFIT PLANS, CONTINUED
     A summary status of the Company's director and employee option activity as of December 31, 2001, 2000 and 1999, and changes during the years ending on those dates, is presented below:



                                           2001                        2000                       1999
                                           ----                        ----                       ----
                                                 Wtd. Avg.                 Wtd. Avg.                   Wtd. Avg.
                                     Option      Exercise        Option     Exercise        Option     Exercise
                                     Shares        Price         Shares      Price          Shares       Price
                                     ------        -----         ------      -----           ------       -----


      Outstanding, beginning of year  46,800      $ 16.44       47,900      $ 16.27         66,731        $ 14.51
      Granted during the year          5,000      $ 18.75         -             -              -              -
      Exercised during the year       (1,100)     $  9.09       (1,100)     $  9.09        (16,831)       $  9.09
      Canceled during the year           -            -           -             -           (2,000)       $ 17.71
                                      ------                    ------                      ------

      Outstanding, end of year        50,700      $ 16.83       46,800      $ 16.44         47,900        $ 16.27
                                      ======                    ======                      ======

      Options exercisable at year
       end                            30,740      $ 16.18       24,360      $ 15.34         17,980        $ 14.01
                                      ======                    ======                     =======

      Weighted average fair value of
      options granted during the year             $ 12.08                    $  -                         $   -
                                                  =======                   =======                       =======


     The weighted average remaining contractual life for options with exercise prices ranging from $9.09 to $14.00 is five years and for options with exercise prices ranging from $17.71 to $18.75 is seven years.

     All director and employee options are accounted for under Accounting Principles Board Opinion No. 25 and related Interpretations. No compensation cost has been recognized for either of the plans. Had compensation cost for director and employee options been determined based upon the fair value of the options at the grant dates consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net earnings and net earnings per share would have been reduced to the proforma amounts indicated below.

                                                   2001      2000       1999
                                                   ----      ----       ----
      Net earnings                As reported $ 1,324,347  1,468,112  1,036,851
                                     Proforma $ 1,276,018  1,427,273    995,619
      Basic earnings per share    As reported $      1.83       1.99       1.76
                                     Proforma $      1.77       1.94       1.69
      Diluted earnings per share  As reported $      1.81       1.98       1.75
                                     Proforma $      1.74       1.93       1.68

     The fair value of each option is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2001: volatility of 0.33, no dividend yield, a risk-free interest rate of 5.0%, and an expected life of 10 years.

     The Bank provides retirement benefits to its board of directors and certain key officers for purposes of providing death benefits for their designated beneficiaries. Under the plan, the Bank purchases split-dollar whole life insurance contracts on the lives of certain key officers and each director. The increase in cash surrender value of the contracts, less the Bank's cost of funds, constitutes the Bank's contribution to the plan each year. In the event the insurance contracts fail to produce positive returns, the Bank has no obligation to contribute to the plan. At December 31, 2001 and 2000, the cash surrender value of the insurance contracts was $3,120,564 and $2,465,569, respectively, and is included as a component of other assets. Expenses incurred for benefits for this plan were approximately $113,000, $63,000 and $45,000 during 2001, 2000 and 1999, respectively.

                 FIRST CHEROKEE BANCSHARES, INC. AND SUBSIDIARY

(9)  EMPLOYEES AND DIRECTOR BENEFIT PLANS, CONTINUED
     The Company maintains a 401(k) profit sharing plan covering substantially all employees subject to certain minimum age and service requirements. Contributions to the plan are determined annually by the board of directors. The Company's contribution to the plan was approximately $70,000, $59,000 and $46,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

(10) RELATED PARTY TRANSACTIONS
     At December 31, 2001 and 2000, deposits from directors, executive officers and their related interests aggregated approximately $4,908,000 and $5,057,000, respectively. These deposits were taken in the normal course of business at market interest rates.

     The Bank conducts transactions with directors and executive officers, including companies in which they have beneficial interests, in the normal course of business. It is the policy of the Bank that loan transactions with directors and executive officers be made on substantially the same terms as those prevailing at the time for comparable loans to other persons. The following is a summary of activity for related party loans for 2001:

             Balance at December 31, 2000            $ 2,599,000
             New loans                                 1,919,000
             Repayments                               (1,811,000)
                                                      ----------

             Balance at December 31, 2001            $ 2,707,000
                                                     ===========

(11) REGULATORY MATTERS
     The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios of Total Capital and Tier 1 Capital to Risk-Weighted Assets and of Tier 1 Capital to Average Assets (all as defined). Management believes, as of December 31, 2001, the Company and the Bank met all capital adequacy requirements to which they are subject.

     As of December 31, 2001, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth below. There are no conditions or events since that notification that management believes have changed the Bank's category.

     The Company's and the Bank's actual capital amounts and ratios are also presented below.

                                                                                                      To Be Well
                                                                                                   Capitalized Under
                                                                               For Capital         Prompt Corrective
                                                          Actual            Adequacy Purposes      Action Provisions
                                                          ------            -----------------      -----------------
                                                     Amount     Ratio       Amount     Ratio       Amount     Ratio
                                                     ------     -----       ------     -----       ------     -----
                                                                              (dollars in thousands)

      AS OF DECEMBER 31, 2001:
        Total Capital (to Risk-Weighted Assets)
             Consolidated                            $14,477     9.38%       $12,352     8.00%         N/A      N/A
             Bank                                    $16,229    10.52%       $12,344     8.00%       $15,430   10.00%
        Tier 1 Capital (to Risk-Weighted Assets)
              Consolidated                           $12,544     8.13%       $ 6,176     4.00%         N/A      N/A
              Bank                                   $14,296     9.26%       $ 6,172     4.00%       $ 9,258    6.00%
        Tier 1 Capital (to Average Assets)
              Consolidated                           $12,544     6.90%       $ 7,272     4.00%         N/A      N/A
              Bank                                   $14,296     7.87%       $ 7,268     4.00%       $ 9,085    5.00%


                 FIRST CHEROKEE BANCSHARES, INC. AND SUBSIDIARY

(11)     REGULATORY MATTERS, continued


                                                                                                        To Be Well
                                                                                                     Capitalized Under
                                                                                For Capital          Prompt Corrective
                                                         Actual              Adequacy Purposes       Action Provisions
                                                         ------              -----------------       -----------------
                                                    Amount     Ratio        Amount    Ratio          Amount    Ratio
                                                    ------     -----        ------    -----          ------    -----
                                                                               (dollars in thousands)


      AS OF DECEMBER 31, 2000:
        Total Capital (to Risk-Weighted Assets)
              Consolidated                          $12,753     9.15%       $11,151    8.00%          N/A         N/A
              Bank                                  $14,168    10.16%       $11,151    8.00%        $13,939    10.00%
        Tier 1 Capital (to Risk-Weighted Assets)
              Consolidated                          $11,011     7.90%        $5,575    4.00%         N/A          N/A
              Bank                                  $12,426     8.92%        $5,575    4.00%         $8,363     6.00%
        Tier 1 Capital (to Average Assets)
              Consolidated                          $11,011     7.42%        $5,937    4.00%         N/A          N/A
              Bank                                  $12,426     8.37%        $5,937    4.00%         $7,422     5.00%

(12) COMMITMENTS
     The Bank entered into an agreement with a director to lease approximately
     1.44 acres of land which is used as the site for the Bank's main office. The lease term is 20 years. The lease has renewal and purchase options and provides that the Bank pay the cost of property taxes, insurance and maintenance. The Bank may renew the lease for four separate five-year terms and may purchase the leased property during the tenth year of the lease term or at each five-year interval thereafter through the end of the lease term. The purchase price would be the lesser of appraised value at the purchase date or $462,750 plus three percent on a non-compounded basis per year from lease inception (1989) through the purchase date.

     During the years ended December 31, 2001, 2000 and 1999, rental payments of approximately $61,000, $62,000 and $61,000 were made to the director. Additionally, the Bank leases certain furniture, fixtures and equipment under operating leases from unaffiliated lessors. Total rent expense for both affiliated and unaffiliated lessors was approximately $182,000, $175,000 and $157,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

     Future minimum payments required for all operating leases with remaining terms in excess of one year are presented below:

                       Year Ending
                       December 31,
                           2002                      $  66,142
                           2003                         68,126
                           2004                         70,710
                           2005                         72,275
                           2006 and thereafter         243,621
                                                       -------
                                                     $ 520,874
                                                     =========


     The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the balance sheet. The contractual amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

     The Bank's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

                 FIRST CHEROKEE BANCSHARES, INC. AND SUBSIDIARY

(12)  COMMITMENTS, CONTINUED
      In most cases, the Bank requires collateral to support financial instruments with credit risk.
                                                             Approximate
                                                           Contract Amount
                                                           ---------------
                                                         2001            2000
                                                         ----            ----
        Financial instruments whose contract
          amounts represent credit risk:
            Commitments to extend credit           $ 18,867,000      21,402,000
            Standby letters of credit              $  1,150,000         816,000

      Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation. Collateral held varies, but may include unimproved and improved real estate, certificates of deposit or personal property.


      Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. A majority of the standby letters of credit are collateralized by real estate, certificates of deposit or other personal assets at December 31, 2001 and 2000.

 (13) SUPPLEMENTAL FINANCIAL DATA
      Components of other operating expenses in excess of 1% of total interest and noninterest income for the years ended December 31, 2001, 2000 and 1999 are as follows:
                                              2001         2000         1999
                                              ----         ----         ----

          Legal and professional fees      $ 160,942      150,456      316,859
          Data processing                  $ 435,994      460,161      472,393
          Stationery and supplies          $ 127,598      134,198      127,765
          Directors fees                   $ 255,700      236,700       77,464
          Amortization of software         $ 182,261      163,656      224,683



(14) FIRST CHEROKEE BANCSHARES, INC.(PARENT COMPANY ONLY) FINANCIAL
     INFORMATION

                                 Balance Sheets

                           December 31, 2001 and 2000

                                                    2001               2000
                                                    ----               ----
                                     Assets
                                     ------

      Cash                                   $     58,565             47,835
      Investment in bank subsidiary            14,296,633         12,467,212
      Other assets                                103,207            103,207
                                                  -------           -------
                                             $ 14,458,405         12,618,254
                                             ============         ==========

                      Liabilities and Stockholders' Equity
                      ------------------------------------

      Note payable                            $ 1,863,259         1,513,259
      Other liabilities                            50,022            52,940
      Stockholders' equity                     12,545,124        11,052,055
                                               ----------        ----------
                                             $ 14,458,405        12,618,254
                                             ============        ==========

                 FIRST CHEROKEE BANCSHARES, INC. AND SUBSIDIARY

(14) FIRST CHEROKEE BANCSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION, CONTINUED

                             Statements of Earnings

              For the Years Ended December 31, 2001, 2000 and 1999

                                                                       2001            2000           1999
                                                                       ----            ----           ----

      Interest expense                                           $   (115,651)        (44,874)       (59,273)
      Other noninterest expense                                       (36,838)        (10,390)        (6,676)
      Equity in undistributed earnings of bank subsidiary           1,476,836       1,523,376      1,102,800
                                                                    ---------       ---------      ---------
      Net earnings                                               $  1,324,347       1,468,112      1,036,851
                                                                 ============       =========      =========





                            Statements of Cash Flows

              For the Years Ended December 31, 2001, 2000 and 1999

                                                                       2001            2000         1999
                                                                       ----            ----         ----

      Cash flows from operating activities:
          Net earnings                                            $ 1,324,347       1,468,112      1,036,851
          Adjustments to reconcile net earnings to
            net cash used by operating activities:
              Equity in undistributed earnings of bank subsidiary  (1,476,836)     (1,523,376)    (1,102,800)
              Change in other assets and liabilities, net              (2,918)        (12,900)         9,242
                                                                       ------         -------          -----

                   Net cash used by operating activities             (155,407)        (68,164)       (56,707)
                                                                     --------         -------        -------

      Cash flows from investing activities, consisting of
          capital infusion to bank subsidiary                        (350,000)     (1,050,000)      (850,000)
                                                                     --------      ----------       --------

      Cash flows from financing activities:
          Net proceeds from note payable                              350,000         537,960        456,587
          Proceeds from exercise of stock warrants                       -               -         1,507,670
          Proceeds from sales of treasury stock                       271,815          43,804        174,698
          Proceeds from exercise of stock options                      10,000          10,000        152,995
          Purchase of treasury stock                                 (115,678)       (813,259)          -
                                                                     --------         --------      --------
                  Net cash provided (used) by financing activities    516,137        (221,495)     2,291,950
                                                                      -------        --------      ---------

      Net change in cash                                               10,730      (1,339,659)     1,385,243
      Cash at beginning of the period                                  47,835       1,387,494          2,251
                                                                       ------       ---------          -----

      Cash at end of the period                                 $      58,565          47,835      1,387,494
                                                                =============          ======      =========

      Noncash investing and financing activities:
          Change in accumulated other comprehensive income,
           net of tax                                           $       2,585           4,203         (8,353)
          Tax benefits related to stock options exercised       $         -               -           56,986


                 FIRST CHEROKEE BANCSHARES, INC. AND SUBSIDIARY

(15) FAIR VALUE OF FINANCIAL INSTRUMENTS
     The Company is required to disclose fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate that value. The assumptions used in the estimation of the fair value of the Company's financial instruments are detailed below. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered a surrogate of the liquidation value of the Company, but rather a good-faith estimate of the increase or decrease in value of financial instruments held by the Company since purchase, origination or issuance.

     Cash and Cash Equivalents
     -------------------------
     For cash, due from banks, interest-bearing deposits with other banks and federal funds sold, the carrying amount is a reasonable estimate of fair value.

     Securities Available for Sale
     -----------------------------
     Fair values for securities available for sale are based on quoted market prices.

     Other Investments
     -----------------
     The carrying amount of other investments approximates fair value.

     Loans
     -----
     The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. For variable rate loans, the carrying amount is a reasonable estimate of fair value.

     Servicing Assets and Interest-Only Strips Receivable
     ----------------------------------------------------
     The fair value of servicing assets and interest-only strips receivable is estimated by discounting future net servicing income over the estimated life of the related loan adjusted for changes in prepayment speeds of the related loans.

     Cash Surrender Value of Life Insurance
     --------------------------------------
     Cash surrender values of life insurance policies are carried at the value for which such policies may be redeemed for cash.

     Deposits
     --------
     The fair value of demand deposits, savings accounts and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

     Note Payable and Other Borrowings
     ---------------------------------
     Because the note payable and other borrowings are made at variable rates that reset frequently, the carrying value is a reasonable estimate of fair value.

     Commitments to Extend Credit and Standby Letters of Credit
     ----------------------------------------------------------
     Because commitments to extend credit and standby letters of credit are made using variable rates, the contract value is a reasonable estimate of fair value.

     Limitations
     -----------
     Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on many judgments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

                 FIRST CHEROKEE BANCSHARES, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements, continued

(15) FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED
     Limitations, continued
     -----------
     Fair value estimates are based on existing on and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial instruments include deferred income taxes and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gain and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

     The carrying amount and estimated fair values of the Company's financial instruments as of December 31, 2001 and 2000 are as follows:

                                                                         2001                           2000
                                                                         ----                           ----
                                                              Carrying        Estimated       Carrying        Estimated
                                                               Amount         Fair Value       Amount         Fair Value
                                                               ------         ----------       ------         ----------

      Assets:
          Cash and cash equivalents                       $   9,747,493       9,747,493        5,772,135      5,772,135
          Securities available for sale                   $   1,912,248       1,912,248          516,810        516,810
          Other investments                               $   1,100,900       1,100,900        1,087,400      1,087,400
          Loans, net                                      $ 154,662,913     157,477,286      144,249,598    141,999,515
          Servicing assets                                $     394,835         394,835          529,540        529,540
          Interest-only strips receivable                 $     254,578         254,578          321,891        321,891
          Cash surrender value of life insurance          $   3,120,564       3,120,564        2,465,569      2,465,569

      Liabilities:
          Deposits                                        $ 165,731,546     168,806,014      148,749,836    150,098,647
          Note payable and other borrowings               $   1,863,259       1,863,259        1,513,259      1,513,259

      Unrecognized financial instruments:
          Commitments to extend credit                    $  18,867,000      18,867,000       21,402,000     21,402,000
          Standby letters of credit                       $   1,150,000       1,150,000          816,000        816,000

                         FIRST NATIONAL BANK OF CHEROKEE

                               GENERAL INFORMATION
                                ----------------


                                                  BOARD OF DIRECTORS
  GENERAL OFFICES
                                                  Alan D. Bobo --
    9860 Highway 92                                Bobo Plumbing Company
    Woodstock, Georgia  30188
                                                  Elwin K. Bobo--
  MAILING ADDRESS                                  Bobo Construction Company

    P. O. Box 1238                                Michael A. Edwards--
    Woodstock, Georgia  30188                      Edwards Tire Sales, Inc.

  EXECUTIVE OFFICERS                              J. Stanley Fitts--
                                                   Reeves Floral Products, Inc.
    Carl C. Hames, Jr .--
     Chief Executive Officer                      Russell L. Flynn--
                                                   Century 21 Cherokee Realty
    R. O. Kononen, Jr.--
     President                                    Carl C. Hames, Jr.--
                                                   First National Bank of
    Kitty A. Kendrick--                             Cherokee
     Executive Vice President/
     Chief Financial Officer                      C. Garry Haygood--
                                                   Circle H Development, Inc.
    C. Spencer Hoard--
     Executive Vice President/                    Thomas D. Hopkins, Jr.--
     Chief Credit Officer                          Hopkins and Son, Inc.

                                                  Bobby R. Hubbard--
                                                   Lockheed Martin Aeronautical
                                                    System

                                                  R. O. Kononen, Jr.--
                                                   First National Bank of
                                                    Cherokee

                                                  Dennis M. Lord--
                                                   Bay, Lingerfelt & Lord, Inc.

                                                  Larry R. Lusk--
                                                   Industrial and Commercial
                                                    Developer

                                                  Stuart R. Tasman--
                                                   Doctor of Optometry

                         FIRST CHEROKEE BANCSHARES, INC.

                               GENERAL INFORMATION
                               -------------------


                                                  BOARD OF DIRECTORS
  GENERAL OFFICES                                  Alan D. Bobo --
   9860 Highway 92                                  Bobo Plumbing Company
   Woodstock, Georgia 30188
                                                   Elwin K. Bobo--
  MAILING ADDRESS                                   Bobo Construction Company
   P.O. Box 1238
   Woodstock, Georgia 30188                        Michael A. Edwards--
                                                    Edwards Tire Sales, Inc.
  GENERAL COUNSEL
   Powell, Goldstein, Frazer & Murphy LLP          J. Stanley Fitts--
                                                    Reeves Floral Products, Inc.
  INDEPENDENT CERTIFIED
   PUBLIC ACCOUNTANTS                              Russell L. Flynn--
   Porter Keadle Moore LLP                          Century 21 Cherokee Realty

                                                   Carl C. Hames, Jr.--
  EXECUTIVE OFFICERS                                First National Bank of
    Carl C. Hames, Jr.--                             Cherokee
     Chief Executive Officer/President
                                                   C. Garry Haygood--
    Kitty A. Kendrick--                             Circle H Development, Inc.
     Executive Vice President/
     Chief Financial Officer                       Thomas D. Hopkins, Jr.--
                                                    Hopkins and Son, Inc.
    R.O. Kononen, Jr.--
     Executive Vice President                      Bobby R. Hubbard--
                                                    Lockheed Martin Aeronautical
                                                     System

                                                   R. O. Kononen, Jr.--
                                                    First National Bank of
                                                     Cherokee

                                                   Dennis M. Lord--
                                                    Bay, Lingerfelt & Lord, Inc.

                                                   Larry R. Lusk--
                                                    Industrial & Commercial
                                                     Developer

                                                   Stuart R. Tasman--
                                                    Doctor of Optometry



                                 ANNUAL MEETING


                              Date: May 21, 2002
                       Time: 3:00 PM Eastern Daylight Time
                         Place: Woodstock Public Library
                                7745 Main Street
                               Woodstock, GA 30188

                              SHAREHOLDER RELATIONS


   First Cherokee Bancshares, Inc. provides certain reports to its shareholders without charge. For additional copies of this annual report, interim reports and the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission (without exhibits), contact: Secretary, First Cherokee Bancshares, Inc., P.O. Box 1238, Woodstock, Georgia 30188 or (770) 591-9000.

EXHIBIT 23


              CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





We have issued our report dated February 8, 2002, accompanying the consolidated financial statements incorporated by reference in the Annual Report of First Cherokee Bancshares, Inc. on Form 10-KSB for the year ended December 31, 2001. We hereby consent to the incorporation by reference of said report in the Registration Statement of First Cherokee Bancshares, Inc. on Form S-8 (File No. 333-70460, effective September 28, 2001).




Atlanta, Georgia
March 26, 2002