Form 10QSB
period 2002-03-31
FIRST CHEROKEE BANCSHARES INC
filed 2002-05-13
CIK 841545

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

X Yes   No
-

The number of shares outstanding of registrant's common stock par value $1.00 per share at March 31, 2002 was 724,930 shares.

Traditional Small Business Disclosure Format (check one): ___ Yes    X  No
                                                                     -

                         First Cherokee Bancshares, Inc.
                         Quarterly Report on Form 10-QSB
                      For the Quarter Ended March 31, 2002


                                      Index
                                      -----

Page No.
--------
Part I.  Financial Information

         Consolidated Financial Statements
         Consolidated Balance Sheet (unaudited) at March 31, 2002           3

         Consolidated Statements of Earnings (unaudited)
         for the three months ended March 31, 2002 and 2001                 4

         Consolidated Statements of Comprehensive Income (unaudited)
         for the three months ended March 31, 2002 and 2001                 5

         Consolidated Statements of Cash Flows (unaudited)
         for the three months ended March 31, 2002 and 2001                 6

         Notes to Consolidated Financial Statements (unaudited)             7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          8

Part II.  Other Information

Item 1.  Legal Proceedings                                                 12

Item 2.  Changes in Securities and Use of Proceeds                         12

Item 3.  Defaults Upon Senior Securities                                   12

Item 4.  Submission of Matters to a Vote of  Security Holders              12

Item 5.  Other Information                                                 12

Item 6.  Exhibits and Reports on Form 8-K                                  12

Signatures                                                                 13

                         First Cherokee Bancshares, Inc.
                           Consolidated Balance Sheet
                                 March 31, 2002
                                   (Unaudited)

                                     Assets

Cash & due from banks, including $8,072,330
     bearing interest                                             $13,587,812
Federal funds sold                                                  2,699,000
                                                                    ---------
          Total cash & cash equivalents                            16,286,812
Investment securities available for sale,
     at fair value                                                  2,106,148
Other investments                                                   1,142,900
Loans, less allowance for loan losses
     of $2,279,871                                                152,323,455
Premises and equipment, net                                         4,419,367
Accrued interest receivable and other assets                       10,401,428
                                                                   ----------

                    Total Assets                                 $186,680,110
                                                                 ============

                      Liabilities and Stockholders' Equity

Liabilities:
Deposits:
     Interest-bearing deposits                                   $147,205,377
     Noninterest-bearing deposits                                  22,353,612
                                                                   ----------
          Total deposits                                          169,558,989
Note payable and other borrowings                                   3,263,259
Accrued interest payable and other liabilities                      1,181,786
                                                                    ---------
                    Total Liabilities                             174,004,034

Stockholders' Equity:
Common stock ($1 par value; 10,000,000 shares authorized,
     775,325 shares issued, 724,930 shares outstanding)               775,325
Additional paid-in-capital                                          6,913,806
Retained earnings                                                   6,054,544
Treasury Stock (50,395 shares acquired
     at cost)                                                      (1,064,794)
Accumulated other comprehensive
     income, net of tax                                                (2,805)
                                                                       ------
               Total Stockholders' Equity                          12,676,076
                                                                   ----------

                    Total Liabilities and Stockholders' Equity   $186,680,110
                                                                 ============

                 See notes to consolidated financial statements

                         First Cherokee Bancshares, Inc.
                       Consolidated Statements of Earnings
                      For the three months ended March 31,
                                   (Unaudited)

Interest income:                                    2002              2001
----------------                                    ----              ----
     Interest and fees on loans                  $3,239,462       $3,992,939
     Interest on federal funds sold/
            overnight funds                          32,512           84,451
     Interest and dividends on investments           38,250           25,864
                                                     ------           ------
          Total interest income                   3,310,224        4,103,254

Interest expense:
     Interest on deposits                         1,452,673        1,922,277
     Interest on note payable and
           other borrowings                          29,053           35,139
                                                     ------           ------
          Total interest expense                  1,481,726        1,957,416

Net interest income                               1,828,498        2,145,838
Provision for loan losses                                 0           67,000
                                                          -           ------
Net interest income after provision
     for loan losses                              1,828,498        2,078,838
                                                  ---------        ---------

Other income:
     Gain (loss) on sales of loans                   94,805           (5,004)
     Service charges on deposit accounts
          and other income                          391,643          285,732
                                                    -------          -------
Total other income                                  486,448          280,728
                                                    -------          -------

Other expense:
     Salaries and employee benefits               1,028,526          976,180
     Occupancy                                      257,730          252,824
     Other operating expense                        920,486          572,724
                                                    -------          -------
Total other expense                               2,206,742        1,801,728
                                                  ---------        ---------

Earnings before income taxes                        108,204          557,838

Income tax expense                                   37,000          216,250
                                                     ------          -------
Net earnings                                        $71,204         $341,588
                                                    =======         ========

Basic earnings per share                              $0.10            $0.48
                                                      =====            =====
Diluted earnings per share                            $0.10            $0.47
                                                      =====            =====

                 See notes to consolidated financial statements

                         First Cherokee Bancshares, Inc.
                 Consolidated Statements of Comprehensive Income
                      For the three months ended March 31,
                                   (Unaudited)


                                                       2002             2001
                                                       ----             ----
Net earnings                                         $71,204         $341,588
Other comprehensive income, net of tax:
    Unrealized gain (loss) arising
      during the period, net of tax
      of ($2,153) and $1,454, respectively            (3,473)           2,370
                                                      ------            -----
Comprehensive income                                 $67,731         $343,958
                                                     =======         ========

                 See Notes to Consolidated Financial Statements

                         First Cherokee Bancshares, Inc.
                      Consolidated Statements of Cash Flows
                      For the three months ended March 31,
                                   (Unaudited)
                                                             2002        2001
                                                             ----        ----
Cash flows from operating activities:
Net earnings                                                $71,204    $341,588
Adjustments to reconcile net earnings to net cash
  provided (used) in operating activities:
    Depreciation, amortization and accretion                235,423     229,786
    Provision for loan losses                                     0      67,000
    Change in accrued interest payable and
      other liabilities                                    (432,323)    (45,563)
    Net loss on sale of OREO                                238,461           0
    Change in accrued interest receivable and
      other assets                                       (2,039,781)    178,729
                                                         ----------     -------
        Total adjustments                                (1,998,220)    429,952
                                                         ----------     -------
        Net cash provided (used) by operating activities (1,927,016)    771,540

Cash flows from investing activities:
    Purchase of other cash surrender value of life
       insurance                                           (157,000)   (476,000)
    Purchases of other investments                          (42,000)    (13,500)
    Purchases of investment securities                     (200,000) (1,000,000)
    Proceeds from sale of OREO                              232,538           0
    Improvements to OREO                                    (25,940)    (18,834)
    Proceeds from maturities and calls of investment
      securities available for sale                           1,367     508,642
    Net change in loans                                   3,434,287  (5,675,574)
    Purchases of premises and equipment                     (67,581)   (132,568)
                                                            -------    --------
        Net cash provided (used) by investing activities  3,175,671  (6,807,834)

Cash flows from financing activities:
    Net change in deposits                                3,827,443  12,346,557
    Proceeds from sale of  treasury stock                   109,217     206,042
    Purchase of treasury stock                              (45,996)     (2,802)
    Net proceeds from note payable                        1,400,000     350,000
                                                          ---------     -------
        Net cash provided by financing activities         5,290,664  12,899,797

Net change in cash and cash equivalents                   6,539,319   6,863,503
Beginning cash and cash equivalents                       9,747,493   5,772,135
                                                          ---------   ---------
Ending cash and cash equivalents                        $16,286,812 $12,635,638
                                                        =========== ===========

Noncash investing activities:
    Change in accumulated other comprehensive
      income, net of tax                                    ($3,473)     $2,370
    Transfer of loans to other real estate                 $225,171    $546,186
    Financed Sale of OREO                                $1,320,000    $105,000

Supplemental disclosure of cash flow information:
    Interest Paid                                        $1,663,703  $1,914,473
    Income Taxes Paid                                      $137,500    $318,000

                 See notes to consolidated financial statements

                         FIRST CHEROKEE BANCSHARES, INC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 2002

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

In December 2000, the Bank entered into an agreement with a registered investment advisor to form CNT to offer services permitted by a National bank trust charter. Pursuant to the agreement, the Bank obtained a 60% interest in CNT with an initial investment of $300,000. CNT began operations during the first quarter of 2001.

In May 2001, the Bank obtained a 33.34% ownership interest in Elizabeth Station, LLC through an initial capital contribution of $226,125. Elizabeth Station, LLC was formed for the purpose of acquiring, developing and leasing real property. As of March 31, 2002, Elizabeth Station, LLC had not begun operations. The investment in Elizabeth Station is accounted for using the equity method of accounting.

In October 2001, the Bank acquired a 12.82% ownership interest in EastPoint Technologies, LLC ("EastPoint") through an initial capital contribution of $1,000,000. EastPoint was formed for the purpose of providing and operating licensed software applications and data processing services. The investment in EastPoint is accounted for using the cost method of accounting.

The accompanying unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the Company's financial position as of March 31, 2002, and the results of its operations and its cash flows for the three-month period then ended. All such adjustments are normal and recurring in nature. The financial statements included herein should be read in conjunction with the consolidated financial statements and the related notes and the report of independent accountants included in the Company's 2001 Annual Report on Form 10-KSB.

NOTE (2) - NET EARNINGS PER SHARE
---------------------------------

Basic earnings per share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares.

Reconciliations of the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share" for the periods ended March 31, 2002 and March 31, 2001 are as follows:

                   For the three months ended March 31, 2002:

                                   Net Earnings    Common Shares      Per Share
                                    (Numerator)    (Denominator)       Amount
                                    -----------    -------------       ------
Basic earnings per share              $71,204         724,731           $0.10
Effect of dilutive securities:
      Stock options                         0           9,578
                                            -           -----
Diluted earnings per share            $71,204         734,309           $0.10
                                      =======         =======           =====

                    For the three months ended March 31, 2001

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
                                     ========         =======           =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002

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

FINANCIAL CONDITION
-------------------

Total assets as of March 31, 2002 were $186.7 million compared to $181.8 million as of December 31, 2001. Assets of the Company increased approximately $4.9 million during the first quarter of 2002 as compared to an increase of approximately $13.2 million during the first quarter of 2001. This growth is due to normal business transactions.

Net loans decreased to $152.3 million at March 31, 2001 from $154.7 million at December 31, 2001. The following table presents major classifications of loans at March 31, 2002:

                                                                  % of
                                                                  Total
                                               Total              Loan
                                               Loans            Portfolio
                                               -----            ---------
      Commercial                          $ 11,831,153             7.65%
      SBA - unguaranteed                    26,271,079            16.99%
      Real estate - mortgage                84,706,308            54.79%
      Real estate - construction            20,861,745            13.50%
      Installment and other consumer        10,933,041             7.07%
                                            ----------             ----
       Total loans                         154,603,326           100.00%
                                                                 ======
       Less: Allowance for loan losses      (2,279,871)
                                            ----------
       Total net loans                    $152,323,455
                                           ===========

Net premises and equipment were $4.4 million at March 31, 2002 and $4.5 million at December 31, 2001. Other assets increased slightly, totalling $10.4 million as of March 31, 2002 and $9.9 million as of December 31, 2001.

Total deposits were $169.6 million at March 31, 2002 compared to $165.7 million at December 31, 2001. As of March 31, 2002, interest-bearing deposits and non interest-bearing deposits were $147.2 million and $22.4 million, respectively. As of December 31, 2001, interest-bearing deposits and non interest-bearing deposits were $144.2 million and $21.5 million, respectively.

Management added no provisions to the allowance for loan losses during the first quarter of 2002. The allowance had a balance of $2,279,871 at March 31, 2002, representing 1.47% of loans. Chargeoffs were $17,095 while recoveries were $456 resulting in net chargeoffs of $16,639 during the first three months of 2002. Management believes this allowance is adequate to cover loan losses. At
March 31, 2002, management determined that two loans required specific reserves totaling $71,619. The following table presents the activity in the allowance for the first quarter of 2002.




                         FIRST CHEROKEE BANCSHARES, INC.
                    ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

     Balance, December 31, 2001                                 $2,296,510

     Chargeoffs                                                    (17,095)

     Recoveries                                                        456

     Provision for Loan Losses                                           0
                                                                ----------
     Balance, March 31, 2002                                    $2,279,871
                                                                ==========

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS
-------------------------------------------
At March 31, 2002, the Bank had fifteen credit relationships classified as nonaccrual totaling $4,167,655, all of which are secured by real estate, vehicles, equipment or inventory. The Bank's impaired loans consist of those nonaccrual loans that are either greater than 90 days delinquent as of March 31, 2002 or are classified as nonaccrual by management because the collection of interest from the borrower is doubtful. Specific reserves totaling $71,619 have been allocated on selected nonaccrual loans considered impaired. Interest income from impaired loans is recognized using a cash basis method of accounting for the time period during which the loans were impaired. If interest income on the total nonaccrual loans had been accrued, that income would have approximated $93,864 as of March 31, 2002. Interest income on such loans, recorded only when received, was approximately $51,868 for the first three months of 2002. As of March 31, 2002, the Bank had three properties classified as other real estate owned, totaling $598,388. The ratio of loans past due 30 days or more to total loans was 1.18% at March 31, 2002 compared to 1.29% at December 31, 2001. There were no loans past due 90 days or more and still accruing interest as of March 31, 2002 or December 31, 2001. There were no restructured loans as of March 31, 2002 or December 31, 2001.

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

CAPITAL RESOURCES
-----------------
At March 31, 2002, consolidated stockholders' equity was $12,676,076 or 6.79% of total assets compared to $12,545,124 or 6.90% of total assets at December 31, 2001. The Company's common stock had a book value of $17.49 per share at March 31, 2002 compared to a book value of $17.38 per share at December 31, 2001. At the end of the first quarter of 2002, the Company had approximately 500 stockholders of record.

The Bank and the Company are subject to the capital requirements of the Office of the Comptroller of the Currency and the Federal Reserve Bank, respectively. The OCC and FRB have adopted risk-based capital guidelines for all national banks and bank holding companies, respectively. To be "adequately capitalized," all national banks are expected to maintain a minimum ratio of total capital (after deductions) to risk-weighted assets of 8% (of which at least 4% must consist of Tier 1 Capital, as defined).

The following table sets forth information with respect to the risk-based and leverage ratios for the Company and Bank at March 31, 2002 and 2001 compared to minimum ratios required by regulation.


                                                                                         To Be Well
                                                                                      Capitalized Under
                                                                    For Capital       Prompt Corrective
                                                  Actual         Adequacy Purposes    Action Provisions
                                                  ------         -----------------    -----------------
                                              Amount   Ratio      Amount    Ratio       Amount   Ratio
                                              ------   -----      ------    -----       ------   -----
                                                               (dollars in thousands)
As of March  31, 2002:
  Total Capital (to Risk-Weighted Assets)
             Consolidated                    $14,613    9.46%     12,352    8.00%          n/a       n/a
             Bank                            $17,724   11.48%     12,354    8.00%       15,443    10.00%
  Tier 1 Capital (to Risk-Weighted Assets)
             Consolidated                    $12,679    8.21%      6,176    4.00%          n/a       n/a
             Bank                            $15,789   10.22%      6,177    4.00%        9,266     6.00%
  Tier 1 Capital (to Average Assets)
             Consolidated                    $12,679    6.86%      7,388    4.00%          n/a       n/a
             Bank                            $15,789    8.55%      7,388    4.00%        9,236     5.00%

As of March 31, 2001:
  Total Capital (to Risk-Weighted Assets)
             Consolidated                    $13,409    9.11%     11,769    8.00%          n/a       n/a
             Bank                            $15,011   10.20%     11,769    8.00%       14,712     10.00%
  Tier 1 Capital (to Risk-Weighted Assets)
             Consolidated                    $11,565    7.86%      5,885    4.00%          n/a       n/a
             Bank                            $13,168    8.95%      5,885    4.00%        8,827      6.00%
  Tier 1 Capital (to Average Assets)
             Consolidated                    $11,565    6.73%      6,869    4.00%          n/a       n/a
             Bank                            $13,168    7.67%      6,869    4.00%        8,587      5.00%



RESULTS OF OPERATIONS
---------------------
The Company recognized net earnings of $71,204 for the first quarter of 2002. In comparison, net earnings for the first quarter of 2001 were $341,588. The decrease is primarily attributable to lower net interest income because of Federal Reserve interest rate cuts and greater other expense largely because of losses on the sale of other real estate owned.

Net interest income for the first three months of 2002 was $1,828,498 as compared to $2,145,838 for the first three months of 2001. The average yield on earning assets for the first quarter of 2002 decreased to 7.30% as compared to 10.03% for the first quarter of 2001. The decrease is primarily due to the decrease in the prime lending rate. The average cost of funds on interest-bearing liabilities decreased for the first three months of 2002 to 3.96%, as compared to 5.67% for the first three months of 2001. The decrease is primarily due to decreased rates in the Bank's marketplace. Consequently, the net interest spread for the first three months of 2002 decreased to 3.34% compared to 4.36% for the first three months of 2001.

Total other expense for the first quarter of 2002 was $2,206,742 compared to $1,801,728 for the first quarter of 2001. The increase is primarily due to net losses on the sale of other real estate owned in the amount of $238,461.

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

         (b) The Company has not filed any reports on Form 8-K during the quarter ended March 31, 2002.

                                   SIGNATURES

   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         FIRST CHEROKEE BANCSHARES, INC.
         -------------------------------
        (Registrant)

DATE: May 13, 2002                                BY:  /s/Carl C. Hames, Jr.
      ------------                                     ---------------------
                                                       Carl C. Hames, Jr.
                                                       President & CEO/Principal
                                                       Executive Officer

DATE: May 13, 2002                                BY:  /s/Kitty A. Kendrick
      ------------                                     ---------------------
                                                       Kitty A. Kendrick
                                                       Chief Financial Officer/
                                                       Principal Financial and
                                                       Accounting Officer