Form 10QSB
period 2002-06-30
FIRST CHEROKEE BANCSHARES INC
filed 2002-08-14
CIK 841545

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
           _X_QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

            ____TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

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

_X_ Yes   ___No

The number of shares outstanding of registrant's common stock par value $1.00 per share at June 30, 2002 was 726,142 shares.

Traditional Small Business Disclosure Format (check one): ___ Yes  __X__No

                         First Cherokee Bancshares, Inc.
                         Quarterly Report on Form 10-QSB
                For the Three and Six Months Ended June 30, 2002

                                      Index
                                      -----

                                                                       Page No.
                                                                       --------
Part I.  Financial Information

         Consolidated Financial Statements
         Consolidated Balance Sheet (unaudited) at June 30, 2002              3

         Consolidated Statements of Earnings (unaudited)
         for the six months ended June 30, 2002 and 2001                      4

         Consolidated Statements of Earnings (unaudited)
         for the three months ended June 30, 2002 and 2001                    5

         Consolidated Statements of Comprehensive Income (unaudited)
         for the six months ended June 30, 2002 and 2001                      6

         Consolidated Statements of Comprehensive Income (unaudited)
         for the three months ended June 30, 2002 and 2001                    7

         Consolidated Statements of Cash Flows (unaudited)
         for the six months ended June 30, 2002 and 2001                      8

         Notes to Consolidated Financial Statements (unaudited)          9 - 11

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      12 - 16

Part II. Other Information

Item 1.  Legal Proceedings                                                   17

Item 2.  Changes in Securities and Use of Proceeds                           17

Item 3.  Defaults Upon Senior Securities                                     17

Item 4.  Submission of Matters to a Vote of  Security Holders                17

Item 5.  Other Information                                                   17

Item 6.  Exhibits and Reports on Form 8-K                                    18

Signatures                                                                   19

Certification                                                                20

                         First Cherokee Bancshares, Inc.
                           Consolidated Balance Sheet
                                  June 30, 2002
                                   (Unaudited)

                                     Assets
                                     ------
Cash & due from banks, including $16,606,310
     bearing interest                                               $22,692,993
Federal funds sold                                                   10,479,000
                                                                     ----------
          Total cash & cash equivalents                              33,171,993

Investment securities available for sale,
     at fair value                                                    2,123,632
Other investments                                                     1,142,900
Loans, less allowance for loan losses
     of $2,290,086                                                  149,242,517
Premises and equipment, net                                           4,465,513
Accrued interest receivable and other assets                          8,203,720
                                                                      ---------
                    Total Assets                                   $198,350,275
                                                                   ============


                      Liabilities and Stockholders' Equity
                      ------------------------------------

Liabilities:
Deposits:
     Interest-bearing deposits                                     $154,300,529
     Noninterest-bearing deposits                                    20,819,343
                                                                     ----------
          Total deposits                                            175,119,872

Trust preferred securities                                            9,000,000
Accrued interest payable and other liabilities                        1,320,165
                                                                      ---------
                    Total Liabilities                               185,440,037

Stockholders' Equity:
Common stock ($1 par value; 10,000,000 shares authorized,
     775,325 shares issued, 726,142 shares outstanding)                 775,325
Additional paid-in-capital                                            6,905,179
Retained earnings                                                     6,266,104
Treasury Stock (49,183 shares acquired
     at cost)                                                        (1,044,042)
Accumulated other comprehensive
     income, net of tax                                                   7,672
                                                                          -----
               Total Stockholders' Equity                            12,910,238
                                                                     ==========

                    Total Liabilities and Stockholders' Equity     $198,350,275
                                                                   ============


                 See notes to consolidated financial statements

                         First Cherokee Bancshares, Inc.
                       Consolidated Statements of Earnings
                        For the six months ended June 30,
                                   (Unaudited)

Interest income:                                          2002           2001
                                                          ----           ----
     Interest and fees on loans                        $6,370,554    $7,863,358
     Interest on federal funds sold/overnight funds       103,188       149,318
     Interest and dividends on investments                 78,996        62,686
                                                           ------        ------
          Total interest income                         6,552,738     8,075,362

Interest expense:
     Interest on deposits                               2,807,627     3,811,696
     Interest on note payable and other borrowings         68,246        75,573
                                                           ------        ------
          Total interest expense                        2,875,873     3,887,269

Net interest income                                     3,676,865     4,188,093
Provision for loan losses                                       0        67,000
                                                                -        ------
Net interest income after provision
     for loan losses                                    3,676,865     4,121,093

Other income:
     Gain on sales of loans                               198,160             0
     Service charges on deposit accounts
          and other income                                848,580       554,027
                                                          -------       -------
Total other income                                      1,046,740       554,027

Other expense:
     Salaries and employee benefits                     2,019,737     1,932,334
     Occupancy                                            496,695       508,547
     Other operating expense                            1,765,409     1,181,527
                                                        ---------     ---------
Total other expense                                     4,281,841     3,622,408

Earnings before income taxes                              441,764     1,052,712

Income tax expense                                        159,000       404,250
                                                          -------       -------
Net earnings                                             $282,764      $648,462
                                                         ========      ========

Basic earnings per share                                    $0.39         $0.90
                                                            =====         =====
Diluted earnings per share                                  $0.39         $0.89
                                                            =====         =====


                 See notes to consolidated financial statements

                        First Cherokee Bancshares, Inc.
                       Consolidated Statements of Earnings
                       For the three months ended June 30,
                                   (Unaudited)

Interest income:                                          2002          2001
                                                          ----          ----
     Interest and fees on loans                        $3,131,092    $3,870,419
     Interest on federal funds sold/overnight funds        70,676        64,867
     Interest and dividends on investments                 40,746        36,822
                                                           ------        ------
          Total interest income                         3,242,514     3,972,108

Interest expense:
     Interest on deposits                               1,354,954     1,889,419
     Interest on note payable and other borrowings         39,193        40,434
                                                           ------        ------
          Total interest expense                        1,394,147     1,929,853

Net interest income                                     1,848,367     2,042,255
Provision for loan losses                                       0             0
                                                                -             -
Net interest income after provision
     for loan losses                                    1,848,367     2,042,255


Other income:
     Gain on sales of loans                               103,355             0
     Service charges on deposit accounts
          and other income                                456,937       273,299
                                                          -------       -------
Total other income                                        560,292       273,299

Other expense:
     Salaries and employee benefits                       991,211       956,154
     Occupancy                                            238,965       255,723
     Other operating expense                              844,923       608,803
                                                          -------       -------
Total other expense                                     2,075,099     1,820,680


Earnings before income taxes                              333,560       494,874

Income tax expense                                        122,000       188,000
                                                          -------       -------
Net earnings                                             $211,560      $306,874
                                                         ========      ========

Basic earnings per share                                    $0.29         $0.42
                                                            =====         =====
Diluted earnings per share                                  $0.29         $0.42
                                                            =====         =====


                 See notes to consolidated financial statements

                         First Cherokee Bancshares, Inc.
                 Consolidated Statements of Comprehensive Income
                        For the six months ended June 30,
                                   (Unaudited)

                                                           2002          2001
                                                           ----          ----
Net earnings                                             $282,764      $648,462
Other comprehensive income, net of tax:
    Unrealized gain arising during the period, net
      of tax of $4,285 and $4,207, respectively             7,004         6,786
                                                            -----         -----
Comprehensive income                                     $289,768      $655,248
                                                         ========      ========


                 See Notes to Consolidated Financial Statements

                        First Cherokee Bancshares, Inc.
                 Consolidated Statements of Comprehensive Income
                       For the three months ended June 30,
                                   (Unaudited)

                                                           2002          2001
                                                           ----          ----
Net earnings                                             $211,560      $306,874
Other comprehensive income, net of tax:
    Unrealized gain arising during the period, net
      of tax of $6,410 and $2,738, respectively            10,477         4,416
                                                           ------         -----
Comprehensive income                                     $222,037      $311,290
                                                         ========      ========


                 See Notes to Consolidated Financial Statements

                        First Cherokee Bancshares, Inc.
                      Consolidated Statements of Cash Flows
                        For the six months ended June 30,
                                   (Unaudited)

                                                           2002          2001
                                                           ----          ----
Cash flows from operating activities:
Net earnings                                             $282,764      $648,462
Adjustments to reconcile net earnings to net cash
  provided in operating activities:
    Depreciation, amortization and accretion              376,248       446,665
    Provision for loan losses                                   0        67,000
    Change in accrued interest payable and
      other liabilities                                  (293,944)      (68,493)
    Gain on sales of loans, net                          (198,160)            0
    Net loss on sale of OREO                              334,069             0
    Change in accrued interest receivable and
      other assets                                       (202,004)     (435,480)
                                                         --------      --------
        Total adjustments                                  16,209         9,692
                                                           ------        ------
        Net cash provided by operating activities         298,973       658,154

Cash flows from investing activities:
    Purchase of other cash surrender value
      of life insurance                                  (157,000)     (498,000)
    Purchases of other investments                        (42,000)      (13,500)
    Purchases of investment securities                   (352,625)   (1,750,000)
    Proceeds from sale of loans                         3,227,122             0
    Proceeds from sale of OREO                            524,331             0
    Improvements to OREO                                  (30,310)     (293,079)
    Proceeds from maturities and calls of investment
      securities available for sale                       151,000       523,610
    Net change in loans                                 3,700,209    (6,999,419)
    Purchases of premises and equipment                  (212,312)     (268,130)
    Investment in unconsolidated subsidiary                     0      (226,125)
                                                                -      --------
        Net cash provided (used) by investing
           activities                                   6,808,415    (9,524,643)

Cash flows from financing activities:
    Net change in deposits                              9,388,326     8,813,802
    Proceeds from FHLB advances                                 0     2,500,000
    Proceeds from exercise of stock options                10,000        10,000
    Proceeds from sale of treasury stock                  121,766       220,750
    Purchase of treasury stock                            (56,421)      (10,414)
    Proceeds from (repayment of) note payable          (1,863,259)      350,000
    Proceeds from issuance of trust preferred
       securities                                       9,000,000             0
    Transaction costs associated with trust
       preferred securities                              (283,300)            0
                                                         --------             -
       Net cash provided by financing activities       16,317,112    11,884,138

Net change in cash and cash equivalents                23,424,500     3,017,649
Beginning cash and cash equivalents                     9,747,493     5,772,135
                                                        ---------     ---------
Ending cash and cash equivalents                      $33,171,993    $8,789,784
                                                      ===========    ==========

Noncash investing activities:
    Change in accumulated other comprehensive
         income, net of tax                                $7,004        $6,786
    Transfer of loans to other real estate               $361,225      $546,187
    Financed Sale of OREO                             ($1,670,000)     $105,000

Supplemental disclosure of cash flow information:
    Interest Paid                                      $3,057,907    $3,734,108
    Income Taxes Paid                                    $137,500      $533,000


                 See notes to consolidated financial statements

                         FIRST CHEROKEE BANCSHARES, INC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 2002

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

The Company's accounting policies are fundamental to understanding management's discussion and analysis of results of operations and financial condition. Some of the Company's accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of the specific accounting guidance. A description of the Company's significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company's 2001 Annual Report to Shareholders.

Many of the Company's assets and liabilities are recorded using various valuation techniques that require significant judgment as to recoverability. The collectibility of loans is reflected through the Company's estimate of the allowance for loan losses. The Company performs periodic detailed reviews of its loan portfolio in order to assess the adequacy of the allowance for loan losses in light of anticipated risks and loan losses. In addition, the Company makes certain estimates regarding the valuation of its servicing assets and related interest only strips.

In December 2000, the Bank entered into an operating agreement with a registered investment advisor to form CNT to offer services permitted by a national bank trust charter. Pursuant to the operating agreement, the Bank obtained a 60% interest in CNT with an initial investment of $300,000. CNT began operations during the first quarter of 2001.

In May 2001, the Bank obtained a 33.34% ownership interest in Elizabeth Station, LLC through an initial capital contribution of $226,125. Elizabeth Station, LLC was formed for the purpose of acquiring, developing and leasing real property. As of June 30, 2002, Elizabeth Station, LLC had not begun operations. The investment in Elizabeth Station is accounted for using the equity method of accounting.

In October 2001, the Bank acquired a 12.82% ownership interest in EastPoint Technologies, LLC ("EastPoint") through an initial capital contribution of $1,000,000. EastPoint was formed for the purpose of providing and operating licensed software applications and data processing services. The investment in EastPoint is accounted for using the cost method of accounting.

The accompanying unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the Company's financial position as of June 30, 2002, and the results of its operations and its cash flows for the six-month period then ended. All such adjustments are normal and recurring in nature. The financial statements included herein should be read in conjunction with the consolidated financial statements and the related notes and the report of independent accountants included in the Company's 2001 Annual Report on Form 10-KSB.

NOTE (2) - NET EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares.

Reconciliations of the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share" for the periods ended June 30, 2002 and June 30, 2001 are as follows:

                    For the six months ended June 30, 2002:

                                       Net Earnings  Common Shares    Per Share
                                        (Numerator)  (Denominator)      Amount
                                        -----------  -------------      ------
Basic earnings per share                 $282,764       725,267         $0.39
Effect of dilutive securities:
   Stock options                                0         8,968
                                                -         -----
Diluted earnings per share               $282,764       734,235         $0.39
                                         ========       =======         =====

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
                                         ========       =======         =====



                    For the three months ended June 30, 2002:

                                       Net Earnings  Common Shares    Per Share
                                        (Numerator)   Denominator)      Amount
                                        -----------   ------------      ------
Basic earnings per share                 $211,560       725,798         $0.29
Effect of dilutive securities:
   Stock options                                0         8,586
                                                -         -----
Diluted earnings per share               $211,560       734,384         $0.29
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
                                         ========       =======         =====

NOTE (3) - TRUST PREFERRED ISSUANCE

In June, 2002 the Company formed a wholly owned Delaware statutory trust, First Cherokee Capital Trust I (the "Trust"), which issued $9 million aggregate principal amount of trust preferred securities. The trust preferred securities represent guaranteed preferred beneficial interests in the Company's junior subordinated deferrable interest debentures that qualify as Tier I capital subject to the limitations under Federal Reserve Board guidelines. The Company owns all of the $0.3 million aggregate principal amount of the common securities of the Trust. The proceeds from the issuance of the common securities and the trust preferred securities were used by the Trust to purchase $9.3 million of junior subordinated debentures of the Company, which pay interest at a floating rate equal to the three-month LIBOR plus 365 basis points. The proceeds received by the Company from the sale of the junior subordinated debentures will be used for general purposes, primarily to provide capital to the Bank and to reduce the amount of debt at the Holding Company. The debentures represent the sole asset of the Trust. The debentures and related earnings statement effects are eliminated in the Company's financial statements.

The trust preferred securities accrue and pay quarterly distributions based on the liquidation value of $1,000 per capital security at a floating rate equal to the three-month LIBOR plus 365 basis points. The Company has entered into contractual arrangements which, taken collectively, constitute a full and unconditional guarantee on a subordinated basis by the Company of the obligations of the Trust under the trust preferred securities. The Company's guarantee, however, does not apply if the Company does not make payments on the debentures and, as a result, the Trust does not have sufficient funds to make payments.

The trust preferred securities are mandatorily redeemable upon maturity of the debentures on June 30, 2032, or upon earlier redemption of the debentures as provided in the indenture. The Company has the right to redeem the debentures purchased by the Trust in whole or in part, on or after June 30, 2007. As specified in the indenture, if the debentures are redeemed on or after June 30, 2007 and prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest. Additionally, the Company may redeem, at any time(and possibly before June 30, 2007), within 180 days following the occurrence of a change in banking, tax, investment company or other laws or regulations that results in specified changes in the treatment of the trust preferred securities for tax or regulatory capital purposes or under the Investment Company Act of 1940. If the debentures are redeemed prior to June 30, 2007, the redemption price will be equal to 103% of the principal amount plus any accrued and unpaid interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002

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

FINANCIAL CONDITION

Total assets as of June 30, 2002 were $198.4 million compared to $181.8 million as of December 31, 2001. Assets of the Company increased approximately $11.7 million during the second quarter of 2002 as compared to a decrease of approximately $700,000 during the second quarter of 2001. This growth is due mainly to the issuance of $9 million in trust preferred securities in June 2002.

Net loans decreased to $149.2 million at June 30, 2002 from $154.7 million at December 31, 2001 due primarily to the sale of approximately $3 million of loans during 2002. The following table presents major classifications of loans at June 30, 2002:

                                                                         % of
                                                                        Total
                                                       Total             Loan
                                                       Loans          Portfolio
                                                       -----          ---------
         Commercial                                 $11,181,442          7.38%
         SBA - non-guaranteed                        23,737,092         15.66%
         Real estate - mortgage                      86,500,946         57.08%
         Real estate - construction                  20,159,607         13.31%
         Installment and other consumer               9,953,516          6.57%
                                                      ---------          ----
           Total loans                              151,532,603        100.00%
                                                                       ======
           Less: Allowance for loan losses           (2,290,086)
                                                     ----------
           Total net loans                         $149,242,517
                                                   ============


Net premises and equipment were $4.5 million at June 30, 2002 and $4.5 million at December 31, 2001. Other assets decreased $1.7 million, totaling $8.2 million as of June 30, 2002 and $9.9 million as of December 31, 2001. The decrease is primarily due to the sale of other real estate held at December 31, 2001.

Total deposits were $175.1 million at June 30, 2002 compared to $165.7 million at December 31, 2002. As of June 30, 2002, interest-bearing deposits and non-interest-bearing deposits were $154.3 million and $20.8 million, respectively. As of December 31, 2001, interest-bearing deposits and non-interest-bearing deposits were $144.2 million and $21.5 million, respectively.

In June, 2002 the Company received $9 million in proceeds from trust preferred securities that were used to pay off the outstanding line of credit of approximately $3.3 million. The remaining amount of trust preferred securities will be used for general purposes, primarily to provide capital to the Bank. The trust preferred securities have a positive effect on consolidated capital ratios and qualify as Tier 1 capital subject to the limitations under Federal Reserve Board guidelines. Of the $9 million, $3,225,342 qualifies as Tier 1 capital. The remaining $5,774,658 qualifies as Tier 2 capital.

Management added no provisions to the allowance for loan losses during the second quarter of 2002. The allowance had a balance of $2,290,086 at June 30, 2002, representing 1.51% of loans. Chargeoffs were $36,205 while recoveries were $29,781, resulting in net charge-offs of $6,424 during the first six months of 2002. Management believes this allowance is adequate to cover loan losses.
At June 30, 2002, management determined that nine loans required specific reserves totaling $385,351. The following table presents the activity in the allowance for the first six months of 2002.

                         FIRST CHEROKEE BANCSHARES, INC.
                    ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                  Balance, December 31, 2001                         $2,296,510

                  Chargeoffs                                            (36,205)

                  Recoveries                                             29,781

                  Provision for Loan Losses                                   0
                                                                              -
                  Balance, June 30, 2002                             $2,290,086
                                                                     ==========

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

At June 30, 2002, the Bank had nineteen credit relationships classified as nonaccrual totaling $5,912,962, most of which were secured by real estate, vehicles, equipment or inventory. There was one nonaccrual loan in the amount of $3,264 that was unsecured. The Bank's impaired loans consisted of those nonaccrual loans that were either greater than 90 days delinquent as of June 30, 2002 or were classified as nonaccrual by management because the collection of interest from the borrower was doubtful. Specific reserves totaling $385,351 were allocated to selected nonaccrual loans considered to be impaired. Interest income from impaired loans is recognized using a cash basis method of accounting for the time period during which the loans were impaired. If interest income on the total nonaccrual loans had been accrued, that income would have approximated $189,475 as of June 30, 2002. Interest income on such loans, recorded only when received, was approximately $136,754 for the first two quarters of 2002. As of June 30, 2002, the Bank had three properties classified as other real estate owned, totaling $113,322. The ratio of loans past due 30 days or more to total loans was .72% at June 30, 2002 compared to 1.29% at December 31, 2001. There were no loans past due 90 days or more and still accruing interest as of June 30, 2002 or December 31, 2001. There were no restructured loans as of June 30, 2002 or December 31, 2001.

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

CAPITAL RESOURCES

At June 30, 2002, consolidated stockholders' equity was $12,910,238 or 6.51% of total assets compared to $12,545,124 or 6.90% of total assets at December 31, 2001. The Company's common stock had a book value of $17.78 per share at June 30, 2002 compared to a book value of $17.38 per share at December 31, 2001. At the end of the second quarter of 2002, the Company had approximately 500 stockholders of record.

The Bank and the Company are subject to the capital requirements of the Office of the Comptroller of the Currency (the "OCC") and the Federal Reserve Bank (the "FRB"), respectively. The OCC and FRB have adopted risk-based capital guidelines for all national banks and bank holding companies, respectively. To be "adequately capitalized," all national banks are expected to maintain a minimum ratio of total capital (after deductions) to risk-weighted assets of 8% (of which at least 4% must consist of Tier 1 Capital, which is essentially common shareholders' equity less intangible assets).

The following table sets forth information with respect to the risk-based and leverage ratios for the Company and Bank at June 30, 2002 and 2001 compared to minimum ratios required by regulation.

                                                                                                                    To Be Well
                                                                                                                 Capitalized Under
                                                                                        For Capital              Prompt Corrective
                                                              Actual                 Adequacy Purposes           Action Provisions
                                                              ------                 -----------------           -----------------
                                                        Amount         Ratio        Amount         Ratio        Amount         Ratio
                                                        ------         -----        ------         -----        ------         -----
                                                                                   (dollars in thousands)
As of June  30, 2002:
  Total Capital (to Risk-Weighted Assets)
             Consolidated                              $23,849        15.32%        12,451         8.00%           n/a           n/a
             Bank                                      $18,009        11.57%        12,343         8.00%        15,429        10.00%
  Tier 1 Capital (to Risk-Weighted Assets)
             Consolidated                              $16,128        10.36%         6,225         4.00%           n/a           n/a
             Bank                                      $16,064        10.32%         6,172         4.00%         9,257         6.00%
  Tier 1 Capital (to Average Assets)
             Consolidated                              $16,128         8.50%         7,586         4.00%           n/a           n/a
             Bank                                      $16,064         8.47%         7,586         4.00%         9,483         5.00%

As of June 30, 2001:
  Total Capital (to Risk-Weighted Assets)
             Consolidated                              $13,747         9.31%        11,821         8.00%           n/a           n/a
             Bank                                      $15,375        10.41%        11,821         8.00%        14,777        10.00%
  Tier 1 Capital (to Risk-Weighted Assets)
             Consolidated                              $11,897         8.05%         5,911         4.00%           n/a           n/a
             Bank                                      $13,525         9.15%         5,911         4.00%         8,866         6.00%
  Tier 1 Capital (to Average Assets)
             Consolidated                              $11,897         6.78%         7,019         4.00%           n/a           n/a
             Bank                                      $13,525         7.71%         7,019         4.00%         8,774         5.00%

RESULTS OF OPERATIONS

The Company recognized earnings of $282,764 for the first two quarters of 2002. In comparison, net earnings for the first two quarters of 2001 were $648,462. The decrease is primarily attributable to a decrease in net interest income due to lower interest rates and an increase in other operating expense due to losses on the sale of other real estate. The decrease was partially offset by an increase in other income due to gains on sales of loans and increased service charges on deposit accounts.

Net interest income for the first six months of 2002 was $3,676,865 as compared to $4,188,093 for the first six months of 2001. The average yield on earning assets for the first two quarters of 2002 decreased to 7.14% as compared to 10.30% for the first two quarters of 2001. The decrease is primarily due to the decrease in the prime lending rate. The average cost of funds on interest-bearing liabilities decreased for the first half of 2002 to 3.85%, as compared to 5.62% for the first half of 2001. The decrease is primarily due to decreased rates in the Bank's marketplace. Consequently, the net interest spread for the first six months of 2002 and 2001 was 3.29% and 4.68%, respectively.

Total other expense for the first two quarters of 2002 was $4,281,841 compared to $3,622,408 for the first two quarters of 2001. The increase is primarily due to net losses on the sale of other real estate owned in the amount of $334,069.

FORMAL AGREEMENT WITH OCC

On July 22, 2002, the Board of Directors of the Bank entered into an agreement with the OCC regarding the administration and operation of the Bank. The agreement is considered a formal agreement under 12 U.S.C. Section 1818, and as such, could result in potential civil penalties if violated. The agreement may also impact adversely the Bank's and/or the Company's ability to engage in or conduct activities that require the Bank to be classified as "well-managed" under federal banking laws and regulations. At present, however, we do not anticipate that any such impact resulting from the agreement will materially affect the operations or activities of the Bank or the Company.

The July 22, 2002 agreement effectively requires the Bank to take various corrective actions. Specifically, the agreement requires, among other items:
        o   A management and Board supervision study;
        o Adherence to a written program to reduce the Bank's level of credit risk;
        o Adherence to a written program to reduce the Bank's level of criticized assets;
        o A written program to improve construction loan underwriting standards;
        o   The establishment of an independent and ongoing loan review system;
            and
        o An improved program for the maintenance of an adequate allowance for loan and lease losses.

The agreement does not impose any separate or additional capital requirements or limitations on the Bank. Accordingly, we fully expect that the Bank will continue to be classified as "well-capitalized" under the National Bank Act and
Section 38 of the Federal Deposit Insurance Act.

PART II - OTHER INFORMATION

         Item 1. Legal Proceedings - None

         Item 2. Changes in Securities and Use of Proceeds

                (a)      None
                (b)      None
                (c) During the period for which this quarterly report relates, 1,100 shares of Company stock were issued by the Company to Mr. Carl Hames, Jr. in connection with the exercise of Mr. Hames' outstanding stock options. The shares issued to Mr. Hames were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.
                (d)      None

         Item 3. Defaults Upon Senior Securities - None

         Item 4. Submission of Matters to a Vote of Security  Holders

                 An Annual Shareholders Meeting was held on May 21, 2002. All of the thirteen incumbent directors were elected to serve one-year terms until the annual meeting of shareholders in 2003. The following table sets forth the number of votes cast for and withheld with respect to each nominated Director. There were no abstentions or broker non-votes.

         Name of Nominee                            Votes for    Votes Withheld
         ---------------                            ---------    --------------

         Alan D. Bobo                                512,247         1,650
         Elwin K. Bobo                               512,247         1,650
         Michael A. Edwards                          512,247         1,650
         J. Stanley Fitts                            512,247         1,650
         Russell L. Flynn                            512,247         1,650
         Carl C. Hames, Jr.                          511,972         1,925
         C. Garry Haygood                            512,247         1,650
         Thomas D. Hopkins                           512,247         1,650
         Bobby R. Hubbard                            512,247         1,650
         R.O. Kononen, Jr.                           512,247         1,650
         Dennis M. Lord                              512,247         1,650
         Larry R. Lusk                               512,247         1,650
         Dr. Stuart R. Tasman                        512,247         1,650

         Pursuant to Rule 14a-4 (c) (1) promulgated under the Securities Exchange Act of 1934, as amended, shareholders desiring to present a proposal for consideration at the Company's 2003 Annual Meeting of Shareholders must notify the Company in writing at its principal office at 9860 Highway 92, Woodstock, GA 30188, of the contents of such proposal no later than December 2, 2002. Failure to timely submit such a proposal will enable the proxies appointed by management to exercise their discretionary voting authority when the proposal is raised at the Annual Meeting of Shareholders without any discussion of the matter in the proxy statement.

         Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits

          Exhibit
          Number                   Description
          ------                   -----------

          3.1(1)                   Articles of Incorporation
          3.2(2)                   Bylaws, as amended through March 29,1994
          10.3(1)                  Agreement for Lease/Purchase of Real
                                   Property for Bank Premises
          10.4(1)(3)               Form of Key Employee Stock Option Plan
          10.5(3)(4)               Form of Incentive Stock Option Certificate
                                   to Purchase Stock of First Cherokee
                                   Bancshares, Inc., issued under the Key
                                   Employee Stock Option Plan effective
                                   October 13, 1988
          10.6(3)(4)               Form of Directors' Non-Qualified Stock
                                   Option Agreement
          10.2(3)(5)               First Cherokee Bancshares, Inc. 1999 Stock
                                   Option Plan
          10.7(3)(6)               Employment Agreement (Carl Hames) dated
                                   May 11, 2000.
          99.1                     Certification of Mr. Hames and Ms. Kendrick
                                   pursuant to 18 U.S.C. section 1350

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

         (b) The Company has not filed any reports on Form 8-K during the quarter ended June 30, 2002.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         FIRST CHEROKEE BANCSHARES, INC.
            (Registrant)

DATE: August 14, 2002                                 BY:  /s/Carl C. Hames, Jr.
      ---------------                                     ----------------------
                                                              Carl C. Hames, Jr.
                                                       President & CEO/Principal
                                                               Executive Officer

DATE: August 14, 2002                                 BY:   /s/Kitty A. Kendrick
      ---------------                                     ----------------------
                                                               Kitty A. Kendrick
                                                        Chief Financial Officer/
                                      Principal Financial and Accounting Officer

Exhibit 99.1

                           CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of the Company on Form 10-QSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Carl C. Hames, Jr., President and Chief Executive Officer of the Company, and Kitty A. Kendrick, Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

This 14th day of August, 2002.




                                                       BY: /s/Carl C. Hames, Jr.
                                                       -------------------------
                                                             Carl C. Hames, Jr.
                                                    President and CEO/Principal
                                                              Executive Officer



                                                        BY: /s/Kitty A. Kendrick
                                                        ------------------------
                                                              Kitty A. Kendrick
                                                       Chief Financial Officer/
                                     Principal Financial and Accounting Officer