Form 10QSB
period 2002-09-30
FIRST CHEROKEE BANCSHARES INC
filed 2002-11-15
CIK 841545

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
           _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       OR

             ___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

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

_X_ Yes ____No

The number of shares outstanding of registrant's common stock par value $1.00 per share at September 30, 2002 was 725,419 shares.

Traditional Small Business Disclosure Format (check one): __ Yes _X_ No

                                      Index
                                      -----

                                                                        Page No.
                                                                        --------
Part I.  Financial Information

         Consolidated Financial Statements
         Consolidated Balance Sheet (unaudited) at September 30, 2002          3

         Consolidated Statements of Earnings (unaudited)
         for the nine months ended September 30, 2002 and 2001                 4

         Consolidated Statements of Earnings (unaudited)
         for the three months ended September 30, 2002 and 2001                5

         Consolidated Statements of Comprehensive Income (unaudited)
         for the nine months ended September 30, 2002 and 2001                 6

         Consolidated Statements of Comprehensive Income (unaudited)
         for the three months ended September 30, 2002 and 2001                7

         Consolidated Statements of Cash Flows (unaudited)
         for the nine months ended September 30, 2002 and 2001                 8

         Notes to Consolidated Financial Statements (unaudited)           9 - 11

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       12 - 16

Item 3.  Controls and Procedures                                              17

Part II. Other Information

Item 1.  Legal Proceedings                                                    18

Item 2.  Changes in Securities and Use of Proceeds                            18

Item 3.  Defaults Upon Senior Securities                                      18

Item 4.  Submission of Matters to a Vote of Security Holders                  18

Item 5.  Other Information                                                    18

Item 6.  Exhibits and Reports on Form 8-K                                     18

Signatures                                                                    19
CEO Certification                                                             20
CFO Certification                                                             21

                         First Cherokee Bancshares, Inc.
                           Consolidated Balance Sheet
                               September 30, 2002
                                   (Unaudited)

                                     Assets
                                     ------
Cash & due from banks, including $10,044,237
     bearing interest                                               $15,201,145
Federal funds sold                                                   10,121,000
                                                                     ----------
          Total cash & cash equivalents                              25,322,145

Investment securities available for sale,
     at fair value                                                    6,235,495
Other investments                                                     1,142,900
Loans, less allowance for loan losses
     of $2,006,176                                                  144,940,601
Premises and equipment, net                                           4,631,758
Accrued interest receivable and other assets                         10,858,379
                                                                     ----------
                    Total Assets                                   $193,131,278
                                                                   ============


                      Liabilities and Stockholders' Equity
                      ------------------------------------
Liabilities:
Deposits:
     Interest-bearing deposits                                     $146,890,612
     Noninterest-bearing deposits                                    22,548,573
                                                                     ----------
          Total deposits                                            169,439,185

Trust preferred securities                                            9,000,000
Accrued interest payable and other liabilities                        1,480,989
                                                                      ---------
                    Total Liabilities                               179,920,174

Stockholders' Equity:
Common stock ($1 par value; 10,000,000 shares authorized,
     775,325 shares issued, 725,419 shares outstanding)                 775,325
Additional paid-in-capital                                            6,906,491
Retained earnings                                                     6,584,930
Treasury Stock (49,906 shares acquired
     at cost)                                                        (1,061,179)
Accumulated other comprehensive
     income, net of tax                                                   5,537
                                                                          -----
                    Total Stockholders' Equity                       13,211,104
                                                                     ==========

                    Total Liabilities and Stockholders' Equity     $193,131,278
                                                                   ============

                 See notes to consolidated financial statements

                         First Cherokee Bancshares, Inc.
                       Consolidated Statements of Earnings
                     For the nine months ended September 30,
                                   (Unaudited)

Interest income:                                          2002          2001
                                                          ----          ----
     Interest and fees on loans                        $9,376,176   $11,734,411
     Interest on federal funds sold/overnight funds       216,804       171,737
     Interest and dividends on investments                121,614       104,600
                                                          -------       -------
          Total interest income                         9,714,594    12,010,748

Interest expense:
     Interest on deposits                               4,049,570     5,639,553
     Interest on note payable and other borrowings        195,039       114,261
                                                          -------       -------
          Total interest expense                        4,244,609     5,753,814

Net interest income                                     5,469,985     6,256,934
Provision for loan losses                                (250,000)       67,000
                                                         --------        ------
Net interest income after provision
     for loan losses                                    5,719,985     6,189,934

Other income:
     Gain on sales of loans                               199,630             0
     Service charges on deposit accounts
          and other income                              1,285,573       879,634
                                                        ---------       -------
Total other income                                      1,485,203       879,634

Other expense:
     Salaries and employee benefits                     3,019,953     2,936,785
     Occupancy                                            747,193       771,598
     Other operating expense                            2,498,452     1,757,650
                                                        ---------     ---------
Total other expense                                     6,265,598     5,466,033

Earnings before income taxes                              939,590     1,603,535

Income tax expense                                        338,000       613,250
                                                          -------       -------
Net earnings                                             $601,590      $990,285
                                                         ========      ========
Basic earnings per share                                    $0.83         $1.37
                                                            =====         =====
Diluted earnings per share                                  $0.82         $1.35
                                                            =====         =====


                 See notes to consolidated financial statements

                         First Cherokee Bancshares, Inc.
                       Consolidated Statements of Earnings
                    For the three months ended September 30,
                                   (Unaudited)

Interest income:                                          2002          2001
                                                          ----          ----
     Interest and fees on loans                        $3,005,622    $3,871,053
     Interest on federal funds sold/overnight funds       113,616        22,419
     Interest and dividends on investments                 42,618        41,914
                                                           ------        ------
          Total interest income                         3,161,856     3,935,386

Interest expense:
     Interest on deposits                               1,241,943     1,827,857
     Interest on note payable and other borrowings        126,793        38,688
                                                          -------        ------
          Total interest expense                        1,368,736     1,866,545

Net interest income                                     1,793,120     2,068,841
Provision for loan losses                                (250,000)            0
                                                         --------             -
Net interest income after provision
     for loan losses                                    2,043,120     2,068,841

Other income:
     Gain on sales of loans                                 1,470             0
     Service charges on deposit accounts
          and other income                                436,993       325,607
                                                          -------       -------
Total other income                                        438,463       325,607

Other expense:
     Salaries and employee benefits                     1,000,216     1,004,451
     Occupancy                                            250,498       263,051
     Other operating expense                              733,043       576,123
                                                          -------       -------
Total other expense                                     1,983,757     1,843,625

Earnings before income taxes                              497,826       550,823
Income tax expense                                        179,000       209,000
                                                          -------       -------
Net earnings                                             $318,826      $341,823
                                                         ========      ========
Basic earnings per share                                    $0.44         $0.47
                                                            =====         =====
Diluted earnings per share                                  $0.43         $0.47
                                                            =====         =====


                 See notes to consolidated financial statements

                         First Cherokee Bancshares, Inc.
                 Consolidated Statements of Comprehensive Income
                     For the nine months ended September 30,
                                   (Unaudited)

                                                          2002          2001
                                                          ----          ----
Net earnings                                            $601,590       $990,285
Other comprehensive income, net of tax:
    Unrealized gain arising during the period, net
      of tax of $2,979 and $4,103, respectively            4,869          6,617
                                                           -----          -----
Comprehensive income                                    $606,459       $996,902
                                                        ========       ========


                 See Notes to Consolidated Financial Statements

                         First Cherokee Bancshares, Inc.
                 Consolidated Statements of Comprehensive Income
                    For the three months ended September 30,
                                   (Unaudited)
                                                          2002          2001
                                                          ----          ----
Net earnings                                            $318,826       $341,823
Other comprehensive income, net of tax:
    Unrealized loss arising during the period, net
      of tax of ($1,306) and ($105), respectively         (2,135)          (169)
                                                          ------           ----
Comprehensive income                                    $316,691       $341,654
                                                        ========       ========


                 See Notes to Consolidated Financial Statements

                         First Cherokee Bancshares, Inc.
                      Consolidated Statements of Cash Flows
                     For the nine months ended September 30,
                                   (Unaudited)
                                                          2002          2001
                                                          ----          ----
Cash flows from operating activities:
Net earnings                                            $601,590       $990,285
Adjustments to reconcile net earnings to net cash
  provided in operating activities:
    Depreciation, amortization and accretion             469,761        656,345
    Provision for loan losses                           (250,000)        67,000
    Change in accrued interest payable and
      other liabilities                                 (133,120)       (31,322)
    Gain on sales of loans, net                         (199,630)             0
    Net loss (gain) on sale of OREO                      334,330        (23,873)
    Change in accrued interest receivable and
      other assets                                       121,663       (704,315)
                                                         -------       --------
        Total adjustments                                343,004        (36,165)
                                                         -------        -------
        Net cash provided by operating activities        944,594        954,120

Cash flows from investing activities:
    Purchase of other cash surrender value
       life insurance                                   (657,000)      (498,000)
    Purchases of investment securities                (4,469,396)    (1,750,000)
    Purchases of other investments                       (42,000)       (13,500)
    Proceeds from sale of loans                        3,222,743              0
    Proceeds from sale of OREO                           530,331        103,338
    Improvements to OREO                                 (30,310)      (383,951)
    Proceeds from maturities and calls of investment
      securities available for sale                      154,587        539,247
    Net change in loans                                5,735,519    (11,000,458)
    Purchases of premises and equipment                 (477,305)    (1,219,593)
    Investment in unconsolidated subsidiary                    0       (226,125)
                                                               -       --------
        Net cash provided (used) by investing
           activities                                  3,967,169    (14,449,042)


Cash flows from financing activities:
    Net change in deposits                             3,707,639     13,342,059
    Proceeds from FHLB advances                                0              0
    Proceeds from exercise of stock options               10,000         10,000
    Proceeds from sale of  treasury stock                132,542        265,133
    Purchase of treasury stock                           (83,021)       (23,476)
    Proceeds from (repayment of) note payable         (1,863,259)       350,000
    Proceeds from issuance of trust preferred
       securities                                      9,000,000              0
    Transaction costs associated with trust
       preferred securities                             (241,012)             0
                                                        --------              -
        Net cash provided by financing activities     10,662,889     13,943,716

Net change in cash and cash equivalents               15,574,652        448,794
Beginning cash and cash equivalents                    9,747,493      5,772,135
                                                       ---------      ---------
Ending cash and cash equivalents                     $25,322,145     $6,220,929
                                                     ===========     ==========

Noncash investing activities:
    Change in accumulated other comprehensive
         income, net of tax                               $4,869         $6,617
    Transfer of loans to OREO                         $3,062,919       $732,986
    Financed Sale of OREO                            ($1,849,239)      $354,000

Supplemental disclosure of cash flow information:
    Interest Paid                                     $4,327,620     $5,830,721
    Income Taxes Paid                                   $137,500       $703,000


                 See notes to consolidated financial statements

                         FIRST CHEROKEE BANCSHARES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 2002

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

In May 2001, the Bank obtained a 33.34% ownership interest in Elizabeth Station, LLC through an initial capital contribution of $226,125. Elizabeth Station, LLC was formed for the purpose of acquiring, developing and leasing real property. As of September 30, 2002, Elizabeth Station, LLC had not begun operations. The investment in Elizabeth Station is accounted for using the equity method of accounting.

In October 2001, the Bank acquired a 12.82% ownership interest in EastPoint Technologies, LLC ("EastPoint") through an initial capital contribution of $1,000,000. EastPoint was formed for the purpose of providing and operating licensed software applications and data processing services. The investment in EastPoint is accounted for using the cost method of accounting.

The accompanying unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the Company's financial position as of September 30, 2002, and the results of its operations and its cash flows for the nine-month period then ended. All such adjustments are normal and recurring in nature. The financial statements included herein should be read in conjunction with the consolidated financial statements and the related notes and the report of independent accountants included in the Company's 2001 Annual Report on Form 10-KSB.

NOTE (2) - NET EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares.

Reconciliations of the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share" for the periods ended September 30, 2002 and September 30, 2001 are as follows:

                  For the nine months ended September 30, 2002:

                                        Net Earnings  Common Shares  Per Share
                                        (Numerator)   (Denominator)   Amount
                                        -----------  -------------    ------
Basic earnings per share                   $601,590      725,587       $0.83
Effect of dilutive securities:
   Stock options                                  0        8,865
                                                  -        -----
Diluted earnings per share                 $601,590      734,452       $0.82
                                           ========      =======       =====

                  For the nine months ended September 30, 2001:

                                        Net Earnings  Common Shares  Per Share
                                         (Numerator)  (Denominator)   Amount
                                         -----------  -------------   ------
Basic earnings per share                   $990,285      722,310       $1.37
Effect of dilutive securities:
   Stock options                                  0        9,539
                                                  -        -----
Diluted earnings per share                 $990,285      731,849       $1.35
                                           ========      =======       =====

                 For the three months ended September 30, 2002:

                                        Net Earnings  Common Shares  Per Share
                                         (Numerator)  (Denominator)    Amount
                                         -----------  -------------    ------
Basic earnings per share                   $318,826      726,217       $0.44
Effect of dilutive securities:
   Stock options                                  0        8,661
                                                  -        -----
Diluted earnings per share                 $318,826      734,878       $0.43
                                           ========      =======       =====

                  For the three months ended September 30, 2001

                                       Net Earnings   Common Shares  Per Share
                                        (Numerator)   (Denominator)    Amount
                                        -----------   -------------    ------
Basic earnings per share                   $341,823      724,581       $0.47
Effect of dilutive securities:
   Stock options                                  0       10,069
                                                  -       ------
Diluted earnings per share                 $341,823      734,650       $0.47
                                           ========      =======       =====

NOTE (3) - TRUST PREFERRED ISSUANCE

In June, 2002 the Company formed a wholly owned Delaware statutory trust, First Cherokee Capital Trust I (the "Trust"), which issued $9 million aggregate principal amount of trust preferred securities. The trust preferred securities represent guaranteed preferred beneficial interests in the Company's junior subordinated deferrable interest debentures that qualify as Tier I capital subject to the limitations under Federal Reserve Board guidelines. The Company owns all of the $300,000 aggregate principal amount of the common securities of the Trust. The proceeds from the issuance of the common securities and the trust preferred securities were used by the Trust to purchase $9.3 million of junior subordinated debentures of the Company, which pay interest at a floating rate equal to the three-month LIBOR plus 365 basis points. The proceeds received by the Company from the sale of the junior subordinated debentures were used to reduce the Company's debt by approximately $3.3 million. The remaining proceeds will be used for other purposes deemed necessary by the Board of Directors and Management. The debentures represent the sole asset of the Trust. The debentures and related earnings statement effects are eliminated in the Company's financial statements.

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

The trust preferred securities are mandatorily redeemable upon maturity of the debentures on June 30, 2032, or upon earlier redemption of the debentures as provided in the indenture. The Company has the right to redeem the debentures purchased by the Trust in whole or in part, on or after June 30, 2007. As specified in the indenture, if the debentures are redeemed on or after June 30, 2007 and prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest. Additionally, the Company may redeem, at any time (and possibly before June 30, 2007), within 180 days following the occurrence of a change in banking, tax, investment company or other laws or regulations that results in specified changes in the treatment of the trust preferred securities for tax or regulatory capital purposes or under the Investment Company Act of 1940. If the debentures are redeemed prior to June 30, 2007, the redemption price will be equal to 103% of the principal amount plus any accrued and unpaid interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

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

FINANCIAL CONDITION

Total assets as of September 30, 2002 were $193.1 million compared to $181.8 million as of December 31, 2001. This increase is due primarily to the issuance of $9 million of trust preferred securities in the second quarter of 2002. Assets of the Company decreased approximately $5.2 million during the third quarter of 2002 as compared to an increase of approximately $2.4 during the third quarter of 2001. This decline is due primarily to the maturity of brokered deposits during the third quarter of 2002.

Securities available for sale increased to $6.2 million at September 30, 2002 from $1.9 million at December 31, 2001. This increase is due primarily to the purchase of approximately $4 million of mortgage backed securities in the third quarter of 2002.

Net loans decreased to $144.9 million at September 30, 2002 from $154.7 million at December 31, 2001. This decrease is due primarily to the decline in loan demand as a result of a respective decline in the overall economy. In addition, during the first three quarters of 2002, there were approximately $3.2 million in proceeds from the sale of loans as well as a transfer of approximately $3.1 million from loans to other real estate owned. The following table presents major classifications of loans at September 30, 2002:

                                                                        % of
                                                                        Total
                                                        Total           Loan
                                                        Loans         Portfolio
                                                        -----         ---------
         Commercial                                 $11,822,937         8.05%
         SBA - unguaranteed                          23,175,056        15.77%
         Real estate - mortgage                      85,340,798        58.07%
         Real estate - construction                  16,413,686        11.17%
         Installment and other consumer              10,194,300         6.94%
                                                     ----------         ----
           Total loans                              146,946,777       100.00%
                                                                      ======
           Less: Allowance for loan losses           (2,006,176)
                                                     ----------
           Total net loans                         $144,940,601
                                                   ============




Net premises and equipment were $4.6 million at September 30, 2002 and $4.5 million at December 31, 2001. Other assets increased $1 million, totaling $10.9 million as of September 30, 2002 and $9.9 million as of December 31, 2001. This increase is due primarily to the purchase of cash surrender value life insurance.

Total deposits were $169.4 million at September 30, 2002 compared to $165.7 million at December 31, 2001. As of September 30, 2002, interest-bearing deposits and non-interest-bearing deposits were $146.9 million and $22.5 million, respectively. As of December 31, 2001, interest-bearing deposits and non-interest-bearing deposits were $144.2 million and $21.5 million, respectively.

In June, 2002 the Company received $9 million in proceeds from trust preferred securities that were used to reduce the Company's debt by approximately $3.3 million. The remaining proceeds will be used for other purposes deemed necessary by the Board of Directors and Management. The trust preferred securities have a positive effect on consolidated capital ratios and qualify as Tier 1 capital subject to the limitations under Federal Reserve Board guidelines. Of the $9 million in trust preferred securities, $3,301,392 qualifies as Tier 1 capital and the remaining $5,698,608 of trust preferred securities qualifies as Tier 2 capital.

The allowance for loan losses had a balance of $2,006,176 at September 30, 2002, representing 1.37% of loans. Charge-offs were $71,048 while recoveries were $30,714, resulting in net charge-offs of $40,334 during the first nine months of 2002. Management believes this allowance is adequate to cover probable loan losses. At September 30, 2002, management determined that eight loans required specific reserves totaling $247,512. On a quarterly basis, management prepares an analysis of the Allowance for Loan and Lease Losses.
The analysis considers, among other things, all criticized and classified assets, loans tested for impairment, industry concentrations, and three-year average historical net losses. Based on the analysis as of September 30, 2002, management determined that the allowance for loan losses was larger than necessary to provide an appropriate and reasonable allowance for probable future losses on the Company's loan portfolio, and after consultation with an concurrence by their primary regulator, management reversed $250,000 from the allowance for loan losses as of September 30, 2002. The following table presents the activity in the allowance for the first nine months of 2002.

                         FIRST CHEROKEE BANCSHARES, INC.
                    ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                  Balance, December 31, 2001                         $2,296,510

                  Chargeoffs                                            (71,048)

                  Recoveries                                             30,714

                  Provision for Loan Losses                            (250,000)
                                                                       --------

                  Balance, September 30, 2002                        $2,006,176
                                                                     ==========



NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

At September 30, 2002, the Bank had twenty-two credit relationships classified as non-accrual totaling $3,551,036, most of which were secured by real estate, vehicles, equipment or inventory. There was one non-accrual loan in the amount of $2,558 that was unsecured. The Bank's impaired loans consisted of those non-accrual loans that were either greater than 90 days delinquent as of September 30, 2002 or were classified as non-accrual by management because the collection of interest from the borrower was doubtful. Specific reserves totaling $247,512 were allocated to selected non-accrual loans considered to be impaired. Interest income from impaired loans is recognized using a cash basis method of accounting for the time period during which the loans were impaired. If interest income on the total non-accrual loans had been accrued, that income would have approximated $149,279 as of September 30, 2002. Interest income on such loans, recorded only when received, was approximately $200,933 for the first three quarters of 2002. As of September 30, 2002, the Bank had seven properties classified as other real estate owned, totaling $2,039,135. The ratio of loans past due 30 days or more to total loans was .17% at September 30, 2002 compared to 1.29% at December 31, 2001. There were no loans past due 90 days or more and still accruing interest as of September 30, 2002 or December 31, 2001. There were no restructured loans as of September 30, 2002 or December 31, 2001.

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

CAPITAL RESOURCES

At September 30, 2002, consolidated stockholders' equity was $13,211,104 or 6.84% of total assets compared to $12,545,124 or 6.90% of total assets at December 31, 2001. The Company's common stock had a book value of $18.21 per share at September 30, 2002 compared to a book value of $17.38 per share at December 31, 2001. At the end of the third quarter of 2002, the Company had approximately 500 stockholders of record.

The Bank and the Company are subject to the capital requirements of the OCC and the Federal Reserve Bank (the "FRB"), respectively. The OCC and FRB have adopted risk-based capital guidelines for all national banks and bank holding companies, respectively. To be "adequately capitalized," all national banks are expected to maintain a minimum ratio of total capital (after deductions) to risk-weighted assets of 8% (of which at least 4% must consist of Tier 1 Capital, which is essentially common shareholders' equity less intangible assets).

The following table sets forth information with respect to the risk-based and leverage ratios for the Company and Bank at September 30, 2002 and 2001 compared to minimum ratios required by regulation.


                                                                                                                    To Be Well
                                                                                                                 Capitalized Under
                                                                                       For Capital               Prompt Corrective
                                                            Actual                  Adequacy Purposes            Action Provisions
                                                            ------                  -----------------            -----------------
                                                     Amount         Ratio         Amount         Ratio          Amount         Ratio
                                                     ------         -----         ------         -----          ------         -----
                                                                                 (dollars in thousands)
As of September  30, 2002:
  Total Capital (to Risk-Weighted Assets)
             Consolidated                           $24,121         15.75%        12,252          8.00%            n/a          n/a
             Bank                                   $18,397         12.12%        12,139          8.00%         15,174        10.00%
  Tier 1 Capital (to Risk-Weighted Assets)
             Consolidated                           $16,507         10.78%         6,126          4.00%            n/a          n/a
             Bank                                   $16,499         10.87%         6,069          4.00%          9,104         6.00%
  Tier 1 Capital (to Average Assets)
             Consolidated                           $16,507          8.38%         7,879          4.00%            n/a          n/a
             Bank                                   $16,499          8.62%         7,652          4.00%          9,565         5.00%
As of September 30, 2001
  Total Capital (to Risk-Weighted Assets)
             Consolidated                           $14,206          9.23%        12,317          8.00%            n/a          n/a
             Bank                                   $15,839         10.29%        12,310          8.00%         15,388        10.00%
  Tier 1 Capital (to Risk-Weighted Assets)
             Consolidated                           $12,279          7.98%         6,158          4.00%            n/a          n/a
             Bank                                   $13,913          9.04%         6,155          4.00%          9,233         6.00%
  Tier 1 Capital (to Average Assets)
             Consolidated                           $12,279          6.96%         7,057          4.00%            n/a          n/a
             Bank                                   $13,913          7.89%         7,057          4.00%          8,821         5.00%

RESULTS OF OPERATIONS

The Company recognized earnings of $601,590 for the first three quarters of 2002. In comparison, net earnings for the first three quarters of 2001 were $990,285. The decrease is primarily attributable to a decrease in net interest income due to lower interest rates and an increase in other operating expense due to losses on the sale of other real estate. The decrease was partially offset by an increase in other income due to gains on sales of loans and increased service charges on deposit accounts.

Net interest income for the first nine months of 2002 was $5,469,985 as compared to $6,256,934 for the first nine months of 2001. The average yield on earning assets for the first three quarters of 2002 decreased to 7.12% as compared to 9.99% for the first three quarters of 2001. The decrease is primarily due to the decrease in the prime lending rate as well as maturities in the loan portfolio. The average cost of funds on interest-bearing liabilities decreased for the first three quarters of 2002 to 3.65% as compared to 5.60% for the first three quarters of 2001. The decrease is primarily due to decreased rates in the Bank's marketplace as well as the maturity of brokered deposits in 2002. Consequently, the net interest spread for the first nine months of 2002 and 2001 was 3.47% and 4.39%, respectively.

Total other income for the first three quarters of 2002 was $1,485,203 compared to $879,634 for the first three quarters of 2001. The increase is primarily due to the gain on the sale of loans in the amount of $198,160 as well as an increase of approximately $234,000 in bounce protection and NSF fee income.

Total other expense for the first three quarters of 2002 was $6,265,598 compared to $5,466,033 for the first three quarters of 2001. The increase is primarily due to net losses on the sale of other real estate owned in the amount of $334,330.

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

The July 22, 2002 agreement effectively requires the Bank to take various corrective actions. Specifically, the agreement requires, among other items:
o    A Management and Board supervision study;
o    Adherence to a written program to reduce the level of credit risk;
o    Adherence to a written program to reduce the level of criticized assets;
o    A written program to improve construction loan underwriting standards;
o    The establishment of an independent and ongoing loan review system; and
o An improved program for the maintenance of an adequate allowance for loan and lease losses.

The agreement does not impose any separate or additional capital requirements or limitations on the Bank. Accordingly, we fully expect the Bank will continue to be classified as "well-capitalized" under the National Bank Act and
Section 38 of the Federal Deposit Insurance Act.

ITEM 3.  CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

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

         Item 4. Submission of Matters to a Vote of Security Holders - None

         Item 5. Other Information - None

         Item 6. Exhibits and Reports on Form 8-K

                (a)  Exhibits

          Exhibit
          Number                   Description
          ------                   -----------

          3.1(1)                   Articles of Incorporation
          3.2(2)                   Bylaws, as amended through March 29,1994
          10.3(1)                  Agreement for Lease/Purchase of Real
                                   Property for Bank Premises
          10.4(1)(3)               Form of Key Employee Stock Option Plan
          10.5(3)(4)               Form of Incentive Stock Option Certificate
                                   to Purchase Stock of
                                   First Cherokee Bancshares, Inc., issued
                                   under the Key Employee
                                   Stock Option Plan effective October 13, 1988
          10.6(3)(4)               Form of Directors' Non-Qualified Stock
                                   Option Agreement
          10.2(3)(5)               First Cherokee Bancshares, Inc. 1999 Stock
                                   Option Plan
          10.7(3)(6)               Employment Agreement (Carl Hames) dated May
                                   11, 2000.
          99.1                     Certification pursuant to 18 U.S.C. Section
                                   1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

         (b) The Company has not filed any reports on Form 8-K during the quarter ended September 30, 2002.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         FIRST CHEROKEE BANCSHARES, INC.
        (Registrant)

DATE: November 13, 2002                               BY:  /s/Carl C. Hames, Jr.
      -----------------                                   ----------------------
                                                              Carl C. Hames, Jr.
                                                       President & CEO/Principal
                                                               Executive Officer

DATE: November 13, 2002                               BY:   /s/Kitty A. Kendrick
      -----------------                                   ----------------------
                                                               Kitty A. Kendrick
                                                        Chief Financial Officer/
                                      Principal Financial and Accounting Officer

                            CHIEF EXECUTIVE OFFICER
                                 CERTIFICATION


I, Carl C. Hames, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of First Cherokee Bancshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002


                                                       BY: /s/Carl C. Hames, Jr.
                                                       -------------------------
                                                              Carl C. Hames, Jr.
                                                     President and CEO/Principal
                                                               Executive Officer

                            CHIEF FINANCIAL OFFICER
                                 CERTIFICATION


I, Kitty A. Kendrick, certify that:

1. I have reviewed this quarterly report on Form 10-Q of First Cherokee Bancshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002



                                                        BY: /s/Kitty A. Kendrick
                                                        ------------------------
                                                               Kitty A. Kendrick
                                                        Chief Financial Officer/
                                      Principal Financial and Accounting Officer

Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of the Company on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Carl C. Hames, Jr., President and Chief Executive Officer of the Company, and Kitty A. Kendrick, Chief Financial Officer of the Company, certify pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. To the best of undersigned's knowledge, the information contained in the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. To the best of undersigned's knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

This 13th day of November, 2002.


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