Form 10KSB
period 2002-12-31
FIRST CHEROKEE BANCSHARES INC
filed 2003-03-31
CIK 841545

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB




       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2002


       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

             For the transition period from __________ to __________


                         Commission file number 0-18488

                         First Cherokee Bancshares, Inc.
                         -------------------------------
             (Exact name of registrant as specified in its Charter)

                     Georgia                     58-1807887
                     -------                     ----------
            (State of Incorporation)          (I.R.S. Employer
                                              Identification No.)

                                 9860 Highway 92
                                 P. O. Box 1238
                            Woodstock, Georgia 30188
                            ------------------------
           (Address of principal executive office, including zip code)

                                 (770) 591-9000
                                 --------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: NONE Securities registered pursuant to Section 12(g) of the Exchange Act: COMMON STOCK, PAR VALUE $1.00

      Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X   NO __
    -----

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         The registrant's revenues for the fiscal year ended December 31, 2002 were $14,700,448.

         The aggregate market value of the voting stock held by nonaffiliates of the registrant at January 31, 2003, was $7,385,840 based on an estimated market price of $21.35 per share. Market price was estimated based on the most recent sales price of the Common Stock.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         State the number of shares outstanding of each of issuer's classes of common equity, as of the last practicable date:

         The number of shares of the registrant's Common Stock outstanding at December 31, 2002, was 725,227 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Annual Report to Shareholders for the year ended December 31, 2002 are incorporated by reference into Parts I and II of this report.

         Portions of the Proxy Statement for the 2003 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the registrant's 2002 fiscal year-end are incorporated by reference into Part III of this report.

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

In December 2000, the Bank acquired a 60% interest in Cherokee National Trust, LLC (dba CNT Wealth Management), formed for the purpose of providing trust and custodial services permitted by a national trust charter. In May 2001, the Bank acquired a 33.34% ownership interest in Elizabeth Station, LLC, formed for the purpose of acquiring, developing, and leasing real property. In October 2001, the Bank acquired a 12.82% ownership in EastPoint Technologies, LLC, formed for the purpose of providing and operating software applications and data processing services.

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

                                    Deposits
                                    --------

The Bank offers a full range of deposit services typically available from financial institutions, including demand, savings and other time deposits ranging from money market accounts to long-term certificates of deposit and individual retirement accounts. The Bank provides its customers with business, personal and overdraft lines of credit. It also provides merchants with Visa(R) and MasterCard(R) acceptance capabilities and customers with Visa(R) and MasterCard(R) credit cards. All deposit accounts are insured by the FDIC up to the maximum amount permitted by law.

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

Total net loans as of December 31, 2002 were $145,570,660. As of the end of 2002, the Bank's loan portfolio consisted of approximately 6% Consumer Loans, 7% Commercial Loans, 15% U.S. Small Business Administration ("SBA") - Unguaranteed portion of Loans, and 72% Commercial and Residential Real Estate and Construction Loans. The Bank's net loan-to-deposit ratio was approximately 88% as of December 31, 2002.

REAL ESTATE LOANS. The Bank makes single-family residential construction loans for one- to four-unit structures. The Bank requires a first lien position on the construction site and offers these loans only to qualified residential building contractors. Loan disbursements require on-site inspections to assure the project is on budget and that the loan proceeds are being used in accordance with the plans, specifications and survey for the construction project. The loan-to-value ratio for such loans is predominately 75% of the lower of the as-built appraised value or project cost. Loans for construction can present a high degree of risk to the lender, depending on, among other things, whether the builder can sell the home to a buyer, whether the buyer can obtain permanent financing, whether the transaction produces income in the interim, and the nature of changing economic conditions.

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

Additionally, the Bank offers first mortgage loans on commercial real estate for owner-occupied or investment real estate. Almost all conventional first mortgage loans originated by the Bank have a loan-to-value ratio that does not exceed 85% with a maximum term of 25 years and call provisions every three to five years. Commercial mortgage lending risks include fraud, general real estate market fluctuations, inaccurate appraisals, interest rate fluctuations and financial deterioration of a borrower.

COMMERCIAL LOANS. The Bank markets its commercial loans to parties whose demand for funds falls within the Bank's legal lending limits and who are existing or potential deposit customers of the Bank. This category includes loans made to individual, partnership or corporate borrowers and obtained for a variety of purposes. Risks associated with these loans can be significant. Risks include fraud, bankruptcy, economic downturn, narrowly marketable collateral and changes in interest rates.

The Bank also makes commercial loans to small businesses where the SBA generally guarantees repayment of up to 75% of the loan amount, subject to certain other limitations. The Bank may sell the guaranteed portion of these loans to institutional investors in the secondary markets. On such loans, the Bank retains servicing rights and obligations on all the guaranteed portions sold. Risks associated with these loans include bankruptcy, economic downturn, changes in interest rates, and operational risk, e.g., failure of the Bank to adhere to SBA funding and servicing requirements in order to secure and maintain the SBA guaranty.

CONSUMER LOANS. The Bank makes consumer loans, consisting primarily of installment loans to individuals for personal, family and household purposes. Risks associated with these loans include general economic downturn and customer financial problems.

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

                                    Employees
                                    ---------

At December 31, 2002, the Bank employed 68 full-time employees and 6 part-time employees. Various executive officers of the Bank also serve as the officers of the Company. The Company does not have compensated employees. Neither the Company nor the Bank is a party to a collective bargaining agreement, and, in the opinion of management, the Bank enjoys satisfactory relations with its employees.

                 Selected Statistical Information of the Company
                 -----------------------------------------------

The following statistical information is provided for the Company for the years ended December 31, 2002 and December 31, 2001. This data should be read with the information incorporated by reference under the heading "Item 6 - Management's Discussion and Analysis of Financial Condition" and "Item 7 - Financial Statements" appearing elsewhere in this Report.

              DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS'
                EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

AVERAGE BALANCES AND NET INTEREST INCOME ANALYSIS

Table 1 below presents average balances of the Company on a consolidated basis and the interest earned and paid thereon during the years ended December 31, 2002 and 2001.

                                                          TABLE 1


                                                           2002                                          2001
                                       ---------------------------------------------------------------------------------------
                                                         Interest      Average                         Interest      Average
                                          Average        Income/       Yield/           Average        Income/       Yield/
                                          Balance        Expense        Cost            Balance        Expense        Cost
                                       --------------  -------------  ----------     --------------  -------------  ----------

ASSETS
Interest-Earning Assets
   Loan Portfolio (1)                   $149,926,900    $12,261,104       8.18%       $151,923,400    $15,282,136      10.06%
   Investment Securities (2) (3)           2,217,121         86,581       3.91%            940,441         48,707       5.18%
   Federal Funds Sold, Interest-Bearing
      Deposits and Other Investments      20,078,148        390,024       1.94%          6,184,752        275,791       4.46%
                                       -------------   ------------   ---------      -------------   ------------   ---------
        Total Interest-Earning Assets    172,222,169    $12,737,709       7.40%        159,048,593    $15,606,634       9.81%
Non-Earning Assets                        19,199,518                                    17,286,006
                                       -------------                                 -------------
         Total Average Assets           $191,421,687                                  $176,334,599
                                       =============                                 =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-Bearing Liabilities
   Interest-Bearing Deposits:
      NOW Accounts                       $25,452,376       $359,278       1.41%        $10,437,592       $180,656       1.73%
      Money Market Accounts               21,972,444        461,005       2.10%         16,553,995        552,914       3.34%
      Savings                              3,994,891         28,000        .70%          3,829,262         53,353       1.39%
      Time, $100,000 and Over             49,949,845      2,291,153       4.59%         48,695,506      3,033,232       6.23%
      Other Time                          47,769,570      2,077,175       4.35%         56,885,261      3,435,952       6.04%
                                       -------------   ------------   ---------      -------------   ------------   ---------
   Total Interest-Bearing Deposits       149,139,126      5,216,611       3.50%        136,401,616      7,256,107       5.32%
Trust Preferred Securities                 4,575,000        254,281       5.56%               -              -          -
Note Payable and Other Borrowings          1,508,472         64,177       4.25%          3,820,162        170,768       4.47%
                                       -------------   ------------   ---------      -------------   ------------   ---------
Total Interest-Bearing Liabilities       155,222,598     $5,535,069       3.57%        140,221,778     $7,426,875       5.30%
Non Interest-Bearing Demand Deposits      21,278,659                                    22,550,356
Other Liabilities                          1,890,898                                     1,763,875
                                       -------------                                 -------------
          Total Liabilities              178,392,155                                   164,536,009
Stockholders' Equity                      13,029,532                                    11,798,590
                                       -------------                                 -------------
Total Average Liabilities and
   Stockholders' Equity                 $191,421,687                                  $176,334,599
                                       =============                                 =============

Net Average Earning Assets               $16,999,571                                   $18,826,815
Net Yield on Interest-Earning Assets           4.18%                                         5.14%
Net Interest Rate Spread                       3.83%                                         4.51%
Net Interest Margin                       $7,202,640                                    $8,179,759

(1) When computing yields on interest-earning assets, non-accruing loans are included in average loan balances. Additionally, loan fees of $977,251 and $1,306,289 are included in interest income for the periods ending December 31, 2002 and 2001, respectively.
(2) All investment securities are taxable.
(3) Yield information does not give effect to changes in fair value that are reflected as a component of stockholders' equity.

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

                                                         TABLE 2

                                                  Year Ended December 31,                      Year Ended December 31,
                                                       2002 vs. 2001                                2001 vs. 2000
                                        -----------------------------------------------------------------------------------------
                                           Increase           Changes Due To             Increase           Changes Due To
Increase (decrease) in:                   (Decrease)        Rate         Volume         (Decrease)        Rate        Volume
                                          ----------        ----         ------         ----------        ----        ------

Income from earning assets:
       Interest and fees on loans          ($3,021,032)  ($2,856,160)    ($164,872)      $804,373      ($1,656,614)   $2,460,987
       Interest on investment securities        37,874       (11,944)       49,818         19,226           (2,875)       22,101
       Interest on federal funds sold
        and interest-bearing deposits          114,233      (155,856)      270,089        (49,220)         (88,982)       39,762
                                               -------      --------       -------        -------          -------        ------
                  Total interest income     (2,868,925)   (3,023,960)      155,035       $774,379      ($1,748,471)   $2,522,850
                                            ----------    ----------       -------       --------      -----------    ----------



Expense from interest-bearing liabilities:
       Interest on now accounts               $178,622       (33,400)      212,022       ($25,994)        ($50,525)      $24,531
       Interest on money market accounts       (91,909)     (205,270)      113,361        (72,775)        (154,004)       81,229
       Interest on savings accounts            (25,353)      (26,422)        1,069        (20,620)         (22,789)        2,169
       Interest on time deposits,
         $100,000 & over                      (742,079)     (798,606)       56,527        994,332          (44,811)    1,039,143
       Interest on other time deposits      (1,358,777)     (961,361)     (397,416)        34,431          (93,129)      127,560
       Interest on trust preferred
         securities                            254,281          -          254,281           -                -             -
       Interest on note payable and
          other borrowings                    (106,591)       (8,404)      (98,187)       (23,340)         (65,163)       41,823
                                              --------        ------       -------        -------          -------        ------
                  Total interest expense   ($1,891,806)  ($2,033,463)     $141,657       $886,034        ($430,421)   $1,316,455
                                           -----------   -----------      --------       --------        ---------    ----------

                  Net interest income        ($977,119)    ($990,497)      $13,378      ($111,655)     ($1,318,050)   $1,206,395
                                             =========     =========       =======      =========      ===========    ==========

                                 Loan Portfolio
                                 --------------

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

Table 3 below presents the maturity date distribution of the loans at December 31, 2002.

                                                  TABLE 3

                                          AS OF DECEMBER 31, 2002
                                               (IN THOUSANDS)

=======================================================================================================

                               ONE YEAR         > ONE YEAR
                               OR LESS         TO FIVE YEARS            > FIVE YEARS
                               -------         -------------            ------------
                                             Fixed    Adjustable     Fixed     Adjustable
                                             Rate        Rate         Rate        Rate        Total
                                             ----        ----         ----        ----        -----

        Commercial              $7,265      $1,793        $678           $0          $0      $9,736
 Real estate - Construction     17,178           0         892            0           0      18,070
      All Other Loans           23,004      38,373      14,975       10,954      32,835     120,141
                                ------      ------      ------       ------      ------     -------

           Total               $47,447     $40,166     $16,545      $10,954     $32,835    $147,947
=======================================================================================================

TYPES OF LOANS

Table 4 below presents the loan portfolio stratified by type and the corresponding percentage of total loans as of December 31, 2002 and 2001.

                                                      TABLE 4

                                                        2002                                  2001
                                           -------------------------------       -------------------------------
                                                                 % Loans                               % Loans
                                                                 to Total                              to Total
                                                  Amount           Loans                Amount           Loans
                                                  ------           -----                ------           -----

Real Estate Mortgage                            $88,312,520        59.69%             $85,727,852        54.62%
Real Estate Construction                         18,069,845        12.21%              28,195,142        17.96%
SBA - Unguaranteed                               22,239,974        15.04%              28,095,364        17.90%
Commercial                                        9,735,944         6.58%               7,817,059         4.98%
Consumer                                          9,588,312         6.48%               7,124,006         4.54%
                                               ------------       ------             ------------       ------
     Total Loans                               $147,946,595       100.00%            $156,959,423       100.00%
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

At December 31, 2002, the Bank had nonaccrual loans amounting to $4,488,753 or 3.08% of net loans, compared to $926,350 or .60% of net loans at December 31, 2001. Six loans totaling $3,348,127, account for 75% of total nonaccrual loans at December 31, 2002. Had all nonaccrual loans been current in accordance with their original terms, the gross interest that would have been recorded as of December 31, 2002 would have been $271,110. The amount of interest on these loans that was included in net earnings for the year ended December 31, 2002 was $150,187. There were no loans past due more than 90 days and still accruing interest at December 31, 2002. Loans past due greater than 30 days but less than 90 days amounted to $1,412,333, or .97% of net loans as of December 31, 2002 compared to $3,718,070, or 1.29% of net loans at the end of 2001. There were no restructured loans as of December 31, 2002 or December 31, 2001.

The Bank held seven properties as "other real estate owned," with a total value of $2,255,392 as of December 31, 2002. One property totaling $360,000 was sold in late February 2003 for $350,000. No material loss is anticipated on the sale of the other properties.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses charged to earnings. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance represents an amount, which, in management's judgment, will be adequate to absorb probable losses on existing loans that may become uncollectible.

Management's judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the borrower's ability to pay, overall portfolio quality, and review of specific problem loans. In determining the adequacy of the allowance for loan losses, management uses a loan grading system that rates individual loans into five risk classifications including: average, watch, special mention, substandard, and doubtful. For those substandard loans determined to be impaired, a specific reserve is maintained equal to the portion of the loan that is considered impaired. Certain other variables such as binding commitments, industry trends and concentration risks, local economic and business conditions, and delinquency trends are factored into the calculation of the allowance. The combination of these results is compared monthly to the recorded allowance for loan losses and material differences are adjusted by increasing or decreasing the provision for loan losses. Management uses an independent external loan review firm to validate the loan grading system and provide additional analysis in determining the adequacy of the allowance for loan losses and the future provisions for estimated losses. Management believes the allowance for loan losses is adequate.

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

The Company monitors categories of loans that exceed 25% of the Bank's tier one capital plus the allowance for loan and lease losses. As of December 31, 2002, the Company had significant concentrations of loans in four categories:
Warehouse/Office Buildings combined, Office Buildings, Motels and Bed/Breakfast Inns, and Speculative Construction loans. Warehouse/Office Buildings combined totaled $17,682,163, which represented 95.69% of the Bank's tier one capital plus the allowance for loan and lease losses and Office Buildings totaled $17,237,547, which represented 93.28% of the Bank's tier one capital plus the allowance for loan and lease losses. The risk associated with these types of loans is a downturn in the local service, warehousing and light industrial sectors of the economy. The Company has not been significantly adversely impacted in these categories as of December 31, 2002. Loans categorized as Motels and Bed/Breakfast Inns totaled $12,672,343, which represented 68.58% of the Bank's tier one capital plus the allowance for loan and lease losses and Speculative Construction loans totaled $10,111,474, which represented 54.72% of the Bank's tier one capital plus the allowance for loan and lease losses. The risk associated with Motels and Bed/Breakfast Inns is a downturn in the travel and entertainment industry and the risks associated with Speculative Construction loans is a downturn in the residential real estate market. Management of the Company is satisfied that underlying collateral is sufficient to prevent any material losses should the borrowers in these categories be unable to satisfy their debt.

Total net loans as of December 31, 2002 were $145,570,660, with the percentage of 30 days or greater delinquent loans at year end at .97%. All nonaccrual loans were considered impaired and six loans required specific reserves totaling $450,950. As of December 31, 2002, the Bank had nonaccrual loans totaling $4,488,753. The loan loss provision for the year ended December 31, 2002 was $250,000. Gross charge-offs and recoveries in 2002 totaled $202,026 and $31,451, respectively. The balance in the loan loss reserve account was $2,375,935, or 1.61% of loans, as of December 31, 2002.

Table 5 below presents the activity in the allowance for loan losses for each of the periods ended December 31, 2002 and 2001.

                                          TABLE 5

                                                                           2002                     2001
                                                                      -----------------------------------------

Balance at the Beginning of Year                                         $2,296,510                 $2,047,962
Charge-offs:
     Real Estate Construction                                                 2,298                     47,530
     Real Estate Mortgage                                                    64,271                      2,899
     SBA - Unguaranteed                                                      32,606                     79,769
     Commercial                                                              56,644                     46,394
     Consumer                                                                46,207                     33,599
                                                                             ------                     ------
Total Charge-offs                                                           202,026                    210,191
Recoveries:
     Real Estate Construction                                                  -                           339
     Real Estate Mortgage                                                      -                          -
     SBA - Unguaranteed                                                         162                     98,158
     Commercial                                                              28,046                     34,642
     Consumer                                                                 3,243                      8,600
                                                                              -----                      -----
Total Recoveries                                                             31,451                    141,739
     Net Charge-offs                                                        170,575                     68,452
Provision for Loan Losses                                                   250,000                    317,000
                                                                            -------                    -------
Balance at the End of Year                                               $2,375,935                 $2,296,510
                                                                         ==========                 ==========
Percentage of Allowance for Loan Loss to Loans
     Outstanding as of Year End                                               1.61%                     1.46%
                                                                              =====                     =====
Ratio of Net Charge-offs to Average
     Loans Outstanding During the Year                                         .11%                     0.05%
                                                                               ====                     =====


                              Investment Portfolio
                              --------------------

Table 6 below sets forth the fair value of investment securities at December 31, 2002 and 2001.

                                                    TABLE 6

                                         2002                      2001
                               ========================= ======================
U.S. Government Agencies               $152,344                 $1,150,230
Trust Preferred Securities              950,000                    750,000
Mortgage-backed Securities            3,890,018                     12,018
                                      ---------                     ------
Total Investment Securities          $4,992,362                 $1,912,248
                               ========================= ======================

The fair value at December 31, 2002 includes a $716 market value increase for net unrealized gains in the investment portfolio while the fair value at December 31, 2001 includes a $1,077 market value increase for net unrealized gains in the investment portfolio.

Table 7 below presents the maturities, weighted average yields and total carrying value of the Bank's investments as of December 31, 2002.

                                                           TABLE 7



                                            AFTER                   AFTER
                                           ONE YEAR               FIVE YEARS
                   ONE YEAR OR             THROUGH                 THROUGH                  AFTER
                      LESS                FIVE YEARS              TEN YEARS               TEN YEARS                  TOTAL
                      ----                ----------              ---------               ---------                  -----

                           WEIGHTED                WEIGHTED                WEIGHTED                WEIGHTED                WEIGHTED
                           AVERAGE                 AVERAGE                 AVERAGE                 AVERAGE                 AVERAGE
                AMOUNT     YIELD      AMOUNT       YIELD      AMOUNT       YIELD      AMOUNT       YIELD      AMOUNT       YIELD
                ------     -----      ------       -----      ------       -----      ------       -----      ------       -----
U.S.
Government     $152,344     4.50%         $0        0.00%          $0       0.00%          $0       0.00%    $152,344       4.50%
Agencies

Trust
preferred             0     0.00%          0        0.00%           0       0.00%     950,000       5.64%     950,000       5.64%
securities

Mortgage-backed
Securities (1)        0     0.00%          0        0.00%   1,011,287       3.95%   2,878,731       4.81%   3,890,018       4.58%
                      -     ----           -        ----    ---------       ----    ---------       ----    ---------       ----
Total
Investment
Securities     $152,344     4.50%         $0           0%  $1,011,287       3.95%  $3,828,731       5.01%  $4,992,362       4.78%
               ========     ====          ==          ==   ==========       ====   ==========       ====   ==========       ====

(1) Grouped based on expected weighted average life.


                                    Deposits
                                    --------

Table 8 below presents the average amounts of deposits and average rates paid on them, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits, and time deposits, for the periods indicated.

                                     TABLE 8

                                                         Year Ended December 31,
                                          -------------------------------------------------------
                                                      2002                       2001
                                                      ----                       ----
                                                            Weighted                   Weighted
                                                 Average    Average        Average     Average
                                                 Balance      Rate         Balance       Rate
                                                 -------      ----         -------       ----

Noninterest-bearing demand deposits            $21,278,659     N/A       $22,550,356      N/A
Interest-bearing demand deposits                47,424,820    1.73%       26,991,587     2.72%
Savings deposits                                 3,994,891     .70%        3,829,262     1.39%
Time deposits                                   97,719,415    4.47%      105,580,767     6.13%
                                                ----------               -----------
     Total Deposits                           $170,417,785              $158,951,972
                                              ============              ============

The total of time certificates of deposit issued in amounts greater than $100,000 as of December 31, 2002, are shown below by category, which is based on time remaining until maturity of (a) three months or less, (b) over three through six months, (c) over six through twelve months, and (d) over twelve months.

                                                         (Dollars in
                                                          Thousands)
                                                           ---------
   Three months or less                                     $23,983
   Over three through six months                              1,343
   Over six through twelve months                             1,509
   Over twelve months                                         2,730
                                                              -----
      Total                                                 $29,565
                                                            =======

For a further description of the average amount of and the average rate paid on various deposit categories which are in excess of 10% of average total deposits, see "Item 6 - Management's Discussion and Analysis of Financial Condition - Deposits," which is incorporated by reference to the section of the same heading in the Company's 2002 Annual Report to Shareholders.

                           Return on Assets and Equity
                           ---------------------------

Table 9 below illustrates return on average assets (net earnings divided by average total assets), return on average equity (net earnings divided by average stockholders' equity) and stockholders' equity to assets ratio (average stockholders' equity divided by average total assets) for the periods ended December 31, 2002 and 2001. The Company did not pay cash dividends to shareholders during 2002 and 2001.

                                     TABLE 9

                                                       2002           2001
                                                       ----           ----

   Return on Average Assets                            .30%           .75%
   Return on Average Equity                           4.41%         11.22%
   Average Stockholders' Equity to Average Assets     6.81%          6.69%




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

First Cherokee Bancshares, Inc.
-------------------------------

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

Under the Bank Holding Company Act, if adequately capitalized and adequately managed, the Company or any other bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. For example, Georgia law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated for three years. Because the Bank has been incorporated for more than three years, this limitation does not apply to the Bank or to the Company.

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

To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least "satisfactory." Additionally, the Company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days' written notice prior to engaging in a permitted financial activity. In September 2000, the Company filed the required election form with the Federal Reserve, and by operation of law, became a financial holding company in October 2000. Our decision to become a financial holding company was based upon, among others factors, our belief that a financial holding company structure provides additional flexibility for the Company in assessing future expansion opportunities.

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

First National Bank of Cherokee
-------------------------------

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

BRANCHING. National banks are required by the National Bank Act to adhere to branching laws applicable to state banks in the states in which they are located. Under current Georgia law, the Bank may open branch offices throughout Georgia with the prior approval of the Office of the Comptroller of the Currency. In addition, with prior regulatory approval, the Bank may acquire branches of existing banks located in Georgia. The Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable states' laws. Georgia law, with limited exceptions, currently permits branching across state lines through interstate mergers.

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

FDIC INSURANCE ASSESSMENTS. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.68 cents per $100 of deposits for the first quarter of 2003.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

COMMUNITY REINVESTMENT ACT. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, or the Office of the Comptroller of the Currency, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank and on the Company as a financial holding company. Since our aggregate assets are not more than $250 million, under the Gramm-Leach-Bliley Act, we are generally subject to a Community Reinvestment Act examination only once every 60 months if we receive an "outstanding" rating, once every 48 months if we receive a "satisfactory" rating and as needed if our rating is "less than satisfactory." Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

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

o Soldiers' and Sailors' Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

o the rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

In addition to the federal and state laws noted above, the Georgia Fair Lending Act ("GFLA") imposes restrictions and procedural requirements on most mortgage loans made in Georgia, including home equity loans and lines of credit. GFLA became effective on October 1, 2002 and was amended on March 7, 2003. While selected provisions of GFLA apply regardless of the interest rate or charges on the loan, the majority of the requirements apply only to "high cost home loans," as defined by GFLA. We have implemented procedures to comply with all GFLA requirements.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2002 the Company's ratio of total capital to risk-weighted assets was 15.70% and the ratio of Tier 1 Capital to risk-weighted assets was 10.73%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2002, the Company's leverage ratio was 8.56%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

Anti-Terrorism Legislation
--------------------------

In the wake of the tragic events of September 11th, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures and controls generally require financial institutions to take reasonable steps:

o to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

o to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

o to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank and the nature and extent of the ownership interest of each such owner; and

o to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

Under the USA PATRIOT Act, financial institutions must establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:

o   the development of internal policies, procedures and controls;

o   the designation of a compliance officer;

o   an ongoing employee training program; and

o   an independent audit function to test the programs.

Pursuant to the mandate of the USA PATRIOT Act, the Secretary of the Treasury issued regulations effective April 24, 2002 applicable to financial institutions. Because all federally insured depository institutions are required to have anti-money laundering programs, the regulations provide that a financial institution which is subject to regulation by a "federal functional" is in compliance with the regulations if it complies with the rules of its primary federal regulator governing the establishment and maintenance of anti-money laundering programs.

Under the authority of the USA PATRIOT Act, the Secretary of the Treasury adopted rules on September 26, 2002 increasing the cooperation and information sharing between financial institutions, regulators and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Under the new rules, a financial institution is required to:

o expeditiously search its records to determine whether it maintains or has maintained accounts, or engaged in transactions with individuals or entities, listed in a request submitted by the Financial Crimes Enforcement Network ("FinCEN");

o   notify FinCEN if an account or transaction is identified;

o   designate a contact person to receive information requests;

o   limit use of information provided by FinCEN to: (1) reporting to FinCEN,
    (2) determining whether to establish or maintain an account or engage in a transaction and (3) assisting the financial institution in complying with the Bank Secrecy Act; and

o maintain adequate procedures to protect the security and confidentiality of FinCEN requests.

Under the new rules, a financial institution may also share information regarding individuals, entities, organizations and countries for purposes of identifying and, where appropriate, reporting activities that it suspects may involve possible terrorist activity or money laundering. Such information-sharing is protected under a safe harbor if the financial institution:

o notifies FinCEN of its intention to share information, even when sharing with an affiliated financial institution;

o takes reasonable steps to verify that, prior to sharing, the financial institution or association of financial institutions with which it intends to share information has submitted a notice to FinCEN;

o limits the use of shared information to identifying and reporting on money laundering or terrorist activities, determining whether to establish or maintain an account or engage in a transaction, or assisting it in complying with the Bank Security Act; and

o maintains adequate procedures to protect the security and confidentiality of the information.

Any financial institution complying with these rules will not be deemed to have violated the privacy requirements discussed above.

The Secretary of the Treasury also adopted a new rule on September 26, 2002 intended to prevent money laundering and terrorist financing through correspondent accounts maintained by U.S. financial institutions on behalf of foreign banks. Under the new rule, financial institutions:

o   are prohibited from providing correspondent accounts to foreign shell banks;

o are required to obtain a certification from foreign banks for which they maintain a correspondent account stating the foreign bank is not a shell bank and that it will not permit a foreign shell bank to have access to the U.S. account;

o must maintain records identifying the owner of the foreign bank for which they may maintain a correspondent account and its agent in the United States designated to accept services of legal process;

o must terminate correspondent accounts of foreign banks that fail to comply with or fail to contest a lawful request of the Secretary of the Treasury or the Attorney General of the United States, after being notified by the Secretary or Attorney General.

The new rule applies to correspondent accounts established after October 28, 2002.

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

Effect of Governmental Monetary Polices
---------------------------------------

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

Formal Agreement with the Office of the Comptroller of the Currency
-------------------------------------------------------------------

On July 22, 2002, the Board of Directors of the Bank entered into an agreement with the Office of the Comptroller of the Currency regarding the administration and operation of the Bank. The agreement is considered a formal agreement under 12 U.S.C. Section 1818, and as such, could result in potential civil penalties if violated. The agreement may also impact adversely the Bank's and/or the Company's ability to engage in or conduct activities that require the Bank to be classified as "well-managed" under federal banking laws and regulations. At present, however, we do not anticipate that any such impact resulting from the agreement will materially affect the operations or activities of the Bank or the Company.

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

The agreement does not impose any separate or additional capital requirements or limitations on the Bank. Accordingly, the agreement does not cause the Bank to be classified as anything other than "well-capitalized" under the National Bank Act and Section 38 of the Federal Deposit Insurance Act.

Item 2.  Description of Property
--------------------------------

Main Office

The Company and the Bank's main office is located north of the intersection of Interstate 575 and U.S. Highway 92, Woodstock, Georgia. The main office building was completed in November 1990. The building currently consists of three floors with a total of 17,800 square feet and is fully occupied. The main office building has two fully equipped drive-in lanes. The drive-in teller station is inside the building and serves four outside lanes. The net book values of the land, building and equipment as of December 31, 2002, were $176,445, $1,351,154, and $517,104, respectively. Management is considering additional expansion for anticipated growth over the next several years.

The main office building is located on leased property owned by a member of the Board of Directors of the Company and the Bank. The ground lease was submitted as a part of the Bank's charter application, and was approved by the Office of the Comptroller of the Currency, the Bank's primary federal regulator. The initial term of the lease is for twenty years with four five-year extension periods. The lease also provides a purchase option that may be exercised periodically at five-year intervals during the period from 1999 to 2029. The Bank paid approximately $61,000 in total rentals under the ground lease during 2002. Management believes the lease agreement is fair and in the best interest of the Company.

Woodstock Annex

In December 2001, the Bank acquired the three story, 11,000 square foot office building adjacent to the Main Office for the purposes of future expansion and additional office space. The building is currently 71% leased and the Company receives approximately $7,300 per month in lease payments. The net book value of the building as of December 31, 2002 was $1,024,487.

North Marietta Branch

In December 2001, the Bank sold the North Marietta branch land and building, which was originally constructed in 1974. The Bank is leasing the building for $2,500 per month until a new building is constructed. The building is a one-story block building with a total of 2,400 square feet which is fully occupied by branch operations. The site is typical of branch banks constructed in the early 1970's and is located in a semi-urban area. The Bank remodeled the interior and exterior of the building in 1993. The net book value of the equipment as of December 31, 2002 was $23,319.

In May 2001, the Bank acquired an ownership interest in Elizabeth Station LLC for the purpose of relocating and expanding our Cobb County presence. The new development will be an 18,000 square foot office building. The Bank will occupy the main floor and the remainder will be leased tenant space. Construction began during the first quarter of 2003.

Canton Branch

In January 1997, the Bank acquired land in Canton, Georgia for the amount of $401,683 for a branch site. The original building was completed during 1998. An addition of approximately 1,500 square feet was added during 1999 to accommodate additional branch operations. The building is a one-story block building with a current total of 5,280 square feet which is fully occupied by branch operations. Management believes this expansion is sufficient for the expected growth over the next several years. The net book values of the land, building, and equipment as of December 31, 2002 were $401,683, $808,864, and $140,832, respectively.

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

Item 3.  Legal Proceedings
--------------------------

The Company and the Bank are involved from time to time in routine legal proceedings occurring in the ordinary course of business. As of the date hereof, there are no material pending legal proceedings to which the Company is a party or of which any of its properties are subject, nor are there material proceedings known to the Company to be contemplated by any governmental authority. Additionally, the Company is unaware of any material proceedings, pending or contemplated, in which any director, officer or affiliate, or any principal security holder of the Company, or any associate of any of the foregoing, is a party or has an interest adverse to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

None.

                                     Part II

Item 5.  Market For Common Equity and Related Stockholder Matters.
-----------------------------------------------------------------

(a) The response to this item is incorporated herein by reference to information appearing under the heading "Market Price and Dividend Information" in the Company's 2002 Annual Report to Shareholders.

(b) The registrant did not have any unregistered sales of equity securities during 2002.

Item 6.  Management's Discussion and Analysis.
---------------------------------------------

The response to this item is incorporated herein by reference to information appearing under the heading "Management's Discussion and Analysis" in the Company's 2002 Annual Report to Shareholders.

Item 7.  Financial Statements.
-----------------------------

The following report and statements are included in the financial section of the Company's 2002 Annual Report to Shareholders and are incorporated herein by reference:

      (i) Report of Porter Keadle Moore, LLP.

     (ii) Consolidated Balance Sheets as of December 31, 2002 and 2001.

    (iii) Consolidated Statements of Earnings for the Years Ended December 31, 2002, 2001, and 2000.

     (iv) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2002, 2001, and 2000.

      (v) Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2002, 2001, and 2000.

     (vi) Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001, and 2000.

    (vii) Notes to Consolidated Financial Statements.



Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
         ---------------------
         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
         ---------------------------------------------------

The response to this item is included in the information set forth under the captions "Election of Directors" and "Principal Shareholders" in the Proxy Statement to be used in connection with the Company's 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 10.  Executive Compensation.
--------------------------------

The response to this item is included in the information contained under the caption "Director and Executive Compensation" in the Proxy Statement to be used in connection with the Company's 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance. All data is presented as of December 31, 2002.

                                        EQUITY COMPENSATION PLAN TABLE

                                        (a)                           (b)                         (c)

                                                                                            Number of securities
                                                                                          remaining available for
                              Number of securities to be   Weighted-average exercise       future issuance under
                               issued upon exercise of        price of outstanding       equity compensation plans
                                outstanding options,         options, warrants and         (excluding securities
       Plan category            warrants and rights                 rights                reflected in column (a))
       -------------            -------------------                 ------                ------------------------

Equity compensation plans
approved by security holders           26,200                       $16.48                       69,800

Equity compensation plans not
approved by security holders           14,400                       $17.71                        N/A
                                       ------                       ------                       ------

Total                                  40,600                       $16.91                       69,800
                                       ======                       ======                       ======


The additional responses to this item are included in the information contained under the caption "Stock Ownership" in the Proxy Statement to be used in connection with the Company's 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions.
--------------------------------------------------------

The response to this item is included in the information contained under the caption "Related Party Transactions" in the Proxy Statement to be used in connection with the Company's 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.  Exhibits, List and Reports on Form 8-K.
------------------------------------------------


         (a)  Exhibits
              --------

         Exhibit
         Number                    Description
         ------                    -----------


          3.1                      Articles of Incorporation (incorporated herein by reference to Exhibit of the same number in the Company's Registration Statement No. 33-25075-A)
          3.2                      Bylaws, as amended through March 29, 1994 (incorporated herein by reference to Exhibit of the same number in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994)
          4.1                      Instruments defining the rights of security holders (see Exhibits 3.1 and 3.2)
         10.1*                     Employment Agreement (Carl C. Hames, Jr.) dated May 11, 2000 (incorporated herein by reference to Exhibit 10.7 of the Company's Form 10QSB for the period ended June 30, 2000)
         10.2*                     First Cherokee Bancshares, Inc. 2000 Stock Option Plan (incorporated by reference to Appendix A to the Company's Proxy Statement filed on March 30,
                                   2000)
         10.3                      Agreement for Lease/Purchase of Real Property for Bank Premises (incorporated herein by reference to Exhibit of the same number in the Company's Registration
                                   Statement No. 33-25075-A)
         10.4*                     Form of Key Employee Stock Option Plan effective October 13, 1988 (incorporated herein by reference to Exhibit of the same number in the Company's Registration
                                   Statement No. 33-25075-A)
         10.5*                     Form of Incentive Stock Option Certificate to Purchase Common Stock of First
                                   Cherokee Bancshares, Inc., issued under the Key Employee Stock Option Plan effective October 13, 1988 (incorporated by reference to Exhibit 10.5 to the
                                   Company's Annual Report on Form 10-KSB for the fiscal year ended December 31,
                                   1998)
         10.6*                     Form of Directors' Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-KSB for the
                                   fiscal year ended December 31, 1998)
      10.7(a)*                     Form of Executive Supplemental Retirement Plan
      10.7(b)*                     Form of First Amendment to Life Insurance Endorsement Method Split Dollar Plan
                                   Agreement
      10.7(c)*                     Form of Director Indexed Fee Continuation Program
      10.7(d)*                     Form of First Amendment to Flexible Premium Life Insurance Endorsement Method
                                   Split Dollar Plan Agreement
         13.1                      Annual Report to Shareholders for the fiscal year ended December 31, 2002. Only those portions of the 2002 Annual Report to Shareholders that are specifically incorporated by reference into this report on Form 10-KSB shall be deemed filed as an exhibit hereto. The consolidated financial statements, notes thereto and the independent certified public accountants' report thereon that are incorporated by reference in Item 7 hereof are included as part of Exhibit 13.1.
         21.1                      Subsidiaries of First Cherokee Bancshares, Inc.
         23.1                      Consent of Porter Keadle Moore, LLP for registration statement on Form S-8 filed with the Securities and Exchange Commission on September 28, 2001
         24.1                      Power of attorney (see signature page to this Annual Report on Form 10-KSB).
         99.1                      Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section
                                   906 of the Sarbanes-Oxley Act of 2002.


* The indicated exhibits are management contracts or compensatory plans or arrangements required to be filed or incorporated by reference herein.

(b)      Reports on Form 8-K
         -------------------

                  None.

ITEM 14.     CONTROLS AND PROCEDURES
------------------------------------

         Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and as a date within 90 days prior to the date of this report (the "Evaluation Date"), our management, including our Chief Executive Officer and Chief Financial Officer, reviewed the effectiveness and design of our disclosure controls and procedures under Exchange Act Rules 13a-14 and 15d-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that such disclosure controls and procedures are adequate to ensure that material information relating to the Company, including its consolidated subsidiaries, that is required to be included in its periodic filings with the Securities and Exchange Commission, is timely made known to them. There were no significant changes in internal controls, or to management's knowledge, in other factors that could significantly affect those internal controls subsequent to the Evaluation Date, and there has been no corrective action with respect to significant deficiencies or material weaknesses.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


FIRST CHEROKEE BANCSHARES, INC.


By:    /S/ Carl C. Hames, Jr.                             Date:  March 28, 2003
      -----------------------
      Carl C. Hames, Jr.,
      President & CEO/Principal
      Executive Officer


By:    /S/ Kitty A. Kendrick                              Date:  March 28, 2003
      ----------------------
      Kitty A. Kendrick
      Chief Financial Officer/Principal
      Executive Officer


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

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


     Signature                               Title                Date
     ---------                               -----                ----


/S/ Alan D. Bobo                      Director                   March 28, 2003
---------------------------
Alan D. Bobo

/S/ Elwin K. Bobo                     Director                   March 28, 2003
---------------------------
Elwin K. Bobo

/S/ Michael A. Edwards                Director                   March 28, 2003
---------------------------
Michael A. Edwards

/S/ Stanley Fitts                     Director                   March 28, 2003
---------------------------
Stanley Fitts

/S/ Russell L. Flynn                  Director                   March 28, 2003
---------------------------
Russell L. Flynn

/S/ Carl C. Hames, Jr.                President, Principal       March 28, 2003
---------------------------           Executive Officer,
Carl C. Hames, Jr.                    and Director


/S/ C. Garry Haygood                  Director                   March 28, 2003
---------------------------
C. Garry Haygood

/S/ Thomas D. Hopkins, Jr.            Director and               March 28, 2003
---------------------------           Secretary
Thomas D. Hopkins, Jr.

/S/ Bobby R. Hubbard                  Director                   March 28, 2003
---------------------------
Bobby R. Hubbard

/S/ R. O. Kononen, Jr.                Director                   March 28, 2003
---------------------------
R. O. Kononen, Jr.

/S/ Dennis W. Lord                    Director                   March 28, 2003
---------------------------
Dennis W. Lord

/S/ Larry R. Lusk                     Director                   March 28, 2003
---------------------------
Larry R. Lusk

/S/ Dr. Stuart R. Tasman              Director                   March 28, 2003
---------------------------
Dr. Stuart R. Tasman

/S/ Kitty A. Kendrick                 Principal                  March 28, 2003
---------------------------           Accounting
Kitty A. Kendrick                     and Financial Officer

                            CHIEF EXECUTIVE OFFICER
                                  CERTIFICATION
I, Carl C. Hames, Jr., certify that:

1. I have reviewed this annual report on Form 10-K of First Cherokee Bancshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003
                                                      BY: /s/Carl C. Hames, Jr.
                                                      -------------------------
                                                             Carl C. Hames, Jr.
                                                    President and CEO/Principal
                                                              Executive Officer

                             CHIEF FINANCIAL OFFICER
                                  CERTIFICATION
I, Kitty A. Kendrick, certify that:

1. I have reviewed this annual report on Form 10-K of First Cherokee Bancshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003
                                                       BY: /s/Kitty A. Kendrick
                                                       ------------------------
                                                              Kitty A. Kendrick
                                                       Chief Financial Officer/
                                     Principal Financial and Accounting Officer

                                  EXHIBIT INDEX


    Exhibit                                                                                                Page
    Number                           Description                                                          Number
    ------                           -----------                                                          ------

      3.1                          Articles of Incorporation (incorporated herein by reference to
                                   Exhibit of the same number in the Company's Registration
                                   Statement No. 33-25075-A)...........................................    N/A
      3.2                          Bylaws, as amended through March 29, 1994 (incorporated herein by reference to Exhibit of the same number in the Company's
                                   Annual Report on Form 10-KSB for the year ended December 31,
                                   1994)...............................................................    N/A
      4.1                          Instruments defining the rights of security holders (see
                                   Exhibits 3.1 and 3.2)...............................................    N/A
     10.1*                         Employment Agreement (Carl C. Hames, Jr.) dated May 11, 2000
                                   (incorporated herein by reference to Exhibit 10.7 of the
                                   Company's Form 10QSB for the period ended June 30, 2000)............    N/A
     10.2*                         First Cherokee Bancshares, Inc. 2000 Stock Option Plan
                                   (incorporated by reference to Appendix A to the Company's
                                   Proxy Statement filed on March 30, 2000)............................    N/A
     10.3                          Agreement for Lease/Purchase of Real Property for Bank Premises
                                   (incorporated herein by reference to Exhibit of the same number
                                   in the Company's Registration Statement No. 33-25075-A).............    N/A
     10.4*                         Form of Key Employee Stock Option Plan effective October 13,
                                   1988 (incorporated herein by reference to Exhibit of the same
                                   number in the Company's Registration Statement No. 33-25075-A)......    N/A
     10.5*                         Form of Incentive Stock Option Certificate to Purchase Common
                                   Stock of First Cherokee Bancshares, Inc., issued under the Key
                                   Employee Stock Option Plan effective October 13, 1988
                                   (incorporated by reference to Exhibit 10.5 to the Company's
                                   Annual Report on Form 10-KSB for the fiscal year ended
                                   December 31, 1998)..................................................    N/A
     10.6*                         Form of Directors' Non-Qualified Stock Option Agreement
                                   (incorporated by reference to Exhibit 10.6 to the Company's
                                   Annual Report on Form 10-KSB for the fiscal year ended
                                   December 31, 1998)..................................................    N/A
     10.7(a)*                      Form of Executive Supplemental Retirement Plan......................    ___
     10.7(b)*                      Form of First Amendment to Life Insurance Endorsement Method
                                   Split Dollar Plan Agreement.........................................    ___
     10.7(c)*                      Form of Director Indexed Fee Continuation Program...................    ___
     10.7(d)*                      Form of First Amendment to Flexible Premium Life Insurance
                                   Endorsement Method Split Dollar Plan Agreement......................    ___
     13.1                          Annual Report to Shareholders for the fiscal year ended
                                   December 31, 2002.  Only those portions of the 2002 Annual
                                   Report to Shareholders that are specifically incorporated by reference into this report on Form 10-KSB shall be deemed filed as an exhibit hereto.  The consolidated financial statements, notes thereto and the independent certified public accountants'
                                   report thereon that are incorporated by reference in Item 7
                                   hereof are included as part of Exhibit 13.1.........................    N/A
     21.1                          Subsidiaries of First Cherokee Bancshares, Inc......................    N/A
     23.1                          Consent of Porter Keadle Moore, LLP for registration statement on Form S-8 filed with the Securities and Exchange Commission
                                   on September 28, 2001...............................................    ___
     24.1                          Power of attorney (see signature page to this Annual Report on
                                   Form 10-KSB)........................................................    N/A
     99.1                          Certification pursuant to 18 U.S.C. Section 1350 as adopted
                                   pursuant to Section 906 of the Sarbanes-Oxley Act of 2002...........    ___


*    The indicated exhibits are management contracts or compensatory plans or arrangements required to be filed or incorporated by reference herein.

Exhibit 10.7(a)

                     EXECUTIVE SUPPLEMENTAL RETIREMENT PLAN

RESTATED AGREEMENT

         This Agreement, made and entered into as of this ___ day of December 2002, by and between First National Bank of Cherokee, a bank organized and existing under the laws of the State of Georgia hereinafter referred to as "the Bank", and ________________________, a key employee and executive of the Bank, hereinafter referred to as "the Executive".

         The Executive and the Bank are parties to that certain Executive Supplemental Retirement Plan Agreement dated _____________, 19__ (the "Original Agreement"). The parties now desire to amend and restate the Original Agreement primarily to revise the benefit formula.

         It is the intent of the parties hereto that this Agreement be considered an arrangement maintained primarily to provide supplemental retirement benefits for the Executive, as a member of a select group of management or highly-compensated employees of the Bank for purposes of the Employee Retirement Security Act of 1974 (ERISA). The Executive is fully advised of the Bank's financial status and has had substantial input in the redesign of this benefit arrangement as reflected by this Agreement.

         Therefore, in consideration of the Executive's services performed in the past and those to be performed in the future and based upon the mutual promises and covenants herein contained, the Bank and the Executive, agree as follows:


DEFINITIONS

         Effective Date:

                  The Effective Date of this Agreement shall be October 31,
                  2002.

         Plan Year:

                  Any reference to "Plan Year" shall mean a calendar year from January 1 to December 31. In the year of implementation, the term "Plan Year" shall mean the period from the Effective Date to December 31 of the year of the Effective Date.

         Retirement Date:

                  Retirement Date shall mean retirement from service with the Bank which becomes effective on the first day of the calendar month following the month in which the Executive reaches his Normal Retirement Age or such later date as the Executive may actually retire.

         Termination of Service:

                  Termination of Service shall mean voluntary resignation of service by the Executive or the Bank's discharge of the Executive without cause (as defined in Subparagraph III (D) hereinafter), prior to the Executive's Normal Retirement Age

         Retirement SERP Account:

                  A Retirement SERP Account shall be established as a bookkeeping account on the books of the Bank for the benefit of the Executive with an initial credit that, after anticipated adjustments for future earnings, is projected to deliver to the Executive his Target Benefit. Prior to Termination of Service or the Executive's Retirement Date, the Retirement SERP Account shall be adjusted on the last day of each calendar month during each Plan Year (including the Plan Year in which the Executive ceases to be employed by the Bank) so that it is equal to the Measuring Benefit, less the Bank's Cost of Funds Expense.

         Target Benefit:

                  The Bank desires to provide the Executive an account balance under the Retirement SERP Account that, when annuitized, will pay the Executive ______ percent of his Final Salary. Despite the Bank's stated desire to provide the Executive the Target Benefit, the Executive's actual benefit received under this Agreement shall be the vested balance of his Retirement SERP Account.

         Measuring Benefit:

                  The Measuring Benefit for any Plan Year will be the aggregate cash value from a life insurance policy or policies purchased by the Bank. This Measuring Benefit shall be applied as if such insurance policy or policies were purchased on the Effective Date hereof. The initial value of the Measuring Benefit shall be ______________ as of the Effective Date.

                  If such a life insurance policy or policies are actually purchased by the Bank, then the actual policy(ies) as of the date(s) purchased shall be used in calculating the Measuring Benefit. If such life insurance policy(ies) are not purchased or are subsequently surrendered or lapsed, then the Bank shall receive annual policy illustrations that assume the policy(ies) were purchased on the Effective Date from which the increase value of the policy(ies) will be used to calculate the Measuring Benefit.

                  In either case, references to the life insurance policy(ies) are merely for purposes of calculating the Measuring Benefit. The Bank has no obligation to purchase such life insurance policy(ies) and, if purchased, the Executive and his beneficiary(ies) shall have no ownership interest in such policy(ies) and shall always have no greater interest in the benefits under this Agreement than that of an unsecured general creditor of the Bank.

         Cost of Funds Expense:

                  The Cost of Funds Expense for any Plan Year shall be calculated by taking the sum of the amount of premiums set forth in the Measuring Benefit plus the amount of the after-tax opportunity cost lost to the Bank based upon the assumption that the Bank would have been able to earn a pre-tax return of ___ percent and the Bank is in the ___ percent tax bracket, plus the cumulative after-tax opportunity costs for all prior Plan Years under this Agreement based upon the same assumptions set forth herein.

         Change of Control:

                  Change of Control shall be deemed to be the cumulative transfer of more than fifty percent (50%) of the voting stock of the Bank holding company from the Effective Date. For the purposes of this Agreement, transfers on account of deaths or gifts, transfers between family members or transfers to a qualified retirement plan maintained by the Bank shall not be considered in determining whether there has been a change in control. Notwithstanding the foregoing, a Change of Control shall not include any transaction which has as its primary purpose enabling the Bank holding company and/or the Bank, or the surviving entity of either, to qualify as a Subchapter S corporation under ss. 1361, et seq. of the Internal Revenue Code of 1986, as amended.

         Normal Retirement Age:

                  Normal Retirement Age shall mean the date on which the Executive attains age sixty-five (65).

         Final Salary:

                  The Executive's compensation as determined by the Plan Administrator as of the Effective Date, increased by an inflation factor of three (3) percent, compounded annually, from the Effective Date through the Executive's Normal Retirement Age.

EMPLOYMENT

         No provision of this Agreement shall be deemed to restrict or limit any existing employment agreement by and between the Bank and the Executive, nor shall any conditions herein create specific employment rights to the Executive nor limit the right of the Bank to discharge the Executive with or without cause. In a similar fashion, no provision shall limit the Executive's rights to voluntarily sever his employment at any time.

RETIREMENT BENEFITS

         The Retirement Benefits provided by the Bank to the Executive are in the nature of a fringe benefit and shall in no event be construed to effect nor limit the Executive's current or prospective salary increases, cash bonuses or profit-sharing distributions or credits.

         Retirement Benefits:

                  Should the Executive continue to be employed by the Bank until his Normal Retirement Age, he shall be fully vested in his Retirement SERP Account and shall be entitled to receive, or commence receiving, the balance upon his Retirement Date. The Executive shall be entitled to receive the balance of his Retirement SERP Account in a lump sum or pursuant to annual installments of five (5), ten (10) or fifteen (15) years in accordance with the Executive's election chosen on the form provided by the Bank. The Executive may annually change his election form to an allowable alternative payout period by submitting a new election form to the Plan Administrator, provided that any such election form is submitted at least three (3) years prior to the Executive's Retirement Date and is approved by the Plan Administrator in its sole discretion. The election form most recently accepted by the Plan Administrator shall govern the payout of the Retirement SERP Account. If the Executive does not make any election with respect to the payment of the Retirement SERP Account, then it shall be payable in annual installments over ___ years. Payment of the Retirement SERP Account shall be made, or shall commence, no later than thirty (30) days following the Executive's Retirement Date.

         Termination of Service:

                  Subject to Subparagraph III (D) hereinafter, should the Executive suffer a Termination of Service prior to attaining Normal Retirement Age, he shall be entitled to receive ten
                  (10) percent, times the number of full years of service with the Bank from _______________ (to a maximum of 100 percent), times the balance in his Retirement SERP Account paid over ten
                  (10) years in equal installments commencing at the Normal Retirement Age; provided, however, that the Bank may elect, in its sole discretion, to commence payment of the installments on any date after the Termination of Service but prior to Normal Retirement Age.

         Death:

                  Should the Executive die prior to the commencement of any payments under either Subparagraph III (A) or (B) above, there shall be no death benefits under this Agreement. If the Executive dies after any such payments have commenced, the Executive's designated beneficiary shall be entitled to receive the remaining installments, if any, due to the Executive under this Agreement. Any beneficiary designation, to be valid, must be filed in writing with the Bank. In the absence of or a failure to designate a beneficiary, the unpaid balance of any remaining installments shall be paid in a lump sum to the personal representative of the Executive's estate.

         Discharge for Cause:

                  Should the Executive be discharged for cause at any time prior to Normal Retirement Age, all benefits under this Agreement shall be forfeited. The term "cause" shall mean gross negligence or gross neglect or the conviction of a felony or gross misdemeanor involving moral turpitude, fraud, dishonesty or willful violation of any law that results in any adverse effect on the Bank.

         Disability Benefit:

                  In the event the Executive becomes disabled prior to Termination of Service, and the Executive's employment is terminated because of such disability, he shall become 100 percent vested in his Retirement SERP Account and shall be entitled to receive, or begin receiving, the entire balance of his Retirement SERP Account. The Retirement SERP Account shall be paid subject to the payment provisions of Subparagraph III
                  (A) above. If there is a dispute regarding whether the Executive is disabled, such dispute shall be resolved by a physician selected by the Bank and such resolution shall be binding upon all parties to this Agreement.

         Death Benefit:

                  Except as set forth above, there are no death benefits provided under this Agreement.

RESTRICTIONS UPON FUNDING

         The Bank shall have no obligation to set aside, earmark or entrust any fund or money with which to pay its obligations under this Agreement. The Executive, his beneficiary(ies) or any successor in interest to him shall be and remain simply a general creditor of the Bank in the same manner as any other creditor having a general claim for matured and unpaid compensation.

         The Bank reserves the absolute right, at its sole discretion, to either fund the obligations undertaken by this Agreement or to refrain from funding the same and to determine the exact nature and method of such funding. Should the Bank elect to fund this Agreement, in whole or in part, through the purchase of life insurance, mutual funds, disability policies or annuities, the Bank reserves the absolute right, in its sole discretion, to terminate such funding at any time, in whole or in part. At no time shall the Executive be deemed to have any lien or right, title or interest in or to any specific funding investment or to any assets of the Bank.

         If the Bank elects to invest in a life insurance, disability or annuity policy upon the life of the Executive, then the Executive shall assist the Bank by freely submitting to a physical exam and supplying such additional information necessary to obtain such insurance or annuities.


CHANGE OF CONTROL

         Upon a Change of Control (as defined in Subparagraph I (I) herein), if the Executive's employment is subsequently terminated, except for "cause" within the meaning of Subparagraph III (D) above, then he shall become fully vested in his Retirement SERP Account and shall receive, or commence receiving, payments upon attaining Normal Retirement Age. The Retirement SERP Account shall be paid subject to the payment provisions of Subparagraph III (A) above.


MISCELLANEOUS

         Alienability and Assignment Prohibition:

                  Neither the Executive, his/her surviving spouse nor any other beneficiary under this Agreement shall have any power or right to transfer, assign, anticipate, hypothecate, mortgage, commute, modify or otherwise encumber in advance any of the benefits payable hereunder nor shall any of said benefits be subject to seizure for the payment of any debts, judgments, alimony or separate maintenance owed by the Executive or his beneficiary, nor be transferable by operation of law in the event of bankruptcy, insolvency or otherwise. In the event the Executive or any beneficiary attempts assignment, commutation, hypothecation, transfer or disposal of the benefits hereunder, the Bank's liabilities shall forthwith cease and terminate.

         Binding Obligation of Bank and any Successor in Interest:


                  This Agreement shall be binding upon the parties hereto, their successors, beneficiary(ies), heirs and personal representatives.

         Revocation:

                  It is agreed by and between the parties hereto that, during the lifetime of the Executive, this Agreement may be amended or revoked at any time or times, in whole or in part, by the mutual written assent of the Executive and the Bank.

         Gender:

                  Whenever in this Agreement words are used in the masculine or neuter gender, they shall be read and construed as in the masculine, feminine or neuter gender, whenever they should so apply.

         Effect on Other Bank Benefit Plans:

                  Nothing contained in this Agreement shall affect the right of the Executive to participate in or be covered by any qualified or non-qualified pension, profit-sharing, group, bonus or other supplemental compensation or fringe benefit plan constituting a part of the Bank's existing or future compensation structure; provided, however, that the Original Agreement is expressly cancelled and shall be considered null and void as of the Effective Date.

         Headings:

                  Headings and subheadings in this Agreement are inserted for reference and convenience only and shall not be deemed a part of this Agreement.

         Applicable Law:

                  The validity and interpretation of this Agreement shall be governed by the laws of the State of Georgia.

ERISA PROVISION

         Named Fiduciary and Plan Administrator:

                  The "Named Fiduciary and Plan Administrator" of this Agreement shall be First National Bank of Cherokee until its removal by the Board of Directors of the Bank. As Named Fiduciary and Plan Administrator, the Bank shall be responsible for the management, control and administration of the Agreement as established herein. The Named Fiduciary may delegate to others certain aspects of the management and operation responsibilities of the Agreement including the employment of advisors and the delegation of ministerial duties to qualified individuals.

         Claims Procedure:

                  If the Executive or a beneficiary is denied a claim for benefits under the Agreement, the Plan Administrator shall provide to the claimant written notice of the denial within ninety (90) days (forty-five (45) days with respect to a denial of any claim for benefits due to Disability) after the Plan Administrator receives the claim, unless special circumstances require an extension of time for processing the claim. If such an extension of time is required, written notice of the extension shall be furnished to the claimant prior to the termination of the initial 90-day period. In no event shall the extension exceed a period of ninety (90) days (thirty (30) days with respect to a claim for benefits due to Disability) from the end of such initial period. With respect to a claim for benefits due to Disability, an additional extension of up to thirty (30) days beyond the initial 30-day extension period may be required for processing the claim. In such event, written notice of the extension shall be furnished to the claimant within the initial 30-day extension period. Any extension notice shall indicate the special circumstances requiring the extension of time, the date by which the Plan Administrator expects to render the final decision, the standards on which entitlement to benefits are based, the unresolved issues that prevent a decision on the claim and the additional information needed to resolve those issues.

                  If the Executive or beneficiary is denied a claim for benefits under the Agreement, the Plan Administrator shall provide to such claimant written notice of the denial which shall set forth:

                                    (a) the specific reasons for the denial;

                                    (b) specific references to the pertinent
                           provisions of the Agreement on which the denial is based;

                                    (c) a description of any additional material
                           or information necessary for the claimant to perfect the claim and an explanation of why such material or information is necessary;

                                    (d) an explanation of the Agreement's claim
                           review procedures, and the time limits applicable to such procedures, including a statement of the claimant's right to bring a civil action under
                           Section 502(a) of ERISA following an adverse benefit determination on review;

                                    (e) in the case of a claim for benefits due
                           to a Disability, if an internal rule, guideline, protocol or other similar criterion is relied upon in making the adverse determination, either the specific rule, guideline, protocol or other similar criterion; or a statement that such rule, guideline, protocol or other similar criterion was relied upon in making the decision and that a copy of such rule, guideline, protocol or other similar criterion will be provided free of charge upon request; and

                                    (f) in the case of a claim for benefits due
                           to a Disability, if a denial of the claim is based on a medical necessity or experimental treatment or similar exclusion or limit, an explanation of the scientific or clinical judgment for the denial, an explanation applying the terms of the Agreement to the claimant's medical circumstances or a statement that such explanation will be provided free of charge upon request.

                  After receiving written notice of the denial of a claim or that a domestic relations order is a qualified domestic relations order, a claimant or his representative shall be entitled to:

                                    (a) request a full and fair review of the
                           denial of the claim or determination that a domestic relations order is a qualified domestic relations order by written application to the Plan Administrator (or Appeals Fiduciary (as defined below) in the case of a claim for benefits payable due to a Disability);

                                    (b) request, free of charge, reasonable
                           access to, and copies of, all documents, records, and other information relevant to the claim;

                                    (c) submit written comments, documents,
                           records, and other information relating to the denied claim to the Plan Administrator or Appeals Fiduciary, as applicable; and

                                    (d) a review that takes into account all
                           comments, documents, records, and other information submitted by the claimant relating to the claim, without regard to whether such information was submitted or considered in the initial benefit determination.

                  If a claimant wishes a review of the decision denying his claim to benefits under the Agreement, other than a claim based upon Disability, he must submit the written application to the Plan Administrator within sixty (60) days after receiving written notice of the denial.

                  If the claimant wishes a review of the decision denying his claim to benefits under the Agreement due to a Disability, he must submit the written application to the Appeals Fiduciary within one hundred eighty (180) days after receiving written notice of the denial. With respect to any such claim, in deciding an appeal of any denial based in whole or in part on a medical judgment (including determinations with regard to whether a particular treatment, drug, or other item is experimental, investigational, or not medically necessary or appropriate), the Appeals Fiduciary shall

                                    (i) consult with a health care professional
                           who has appropriate training and experience in the field of medicine involved in the medical judgment; and

                                    (ii) identify the medical and vocational
                           experts whose advice was obtained on behalf of the Agreement in connection with the denial without regard to whether the advice was relied upon in making the determination to deny the claim.

                  Notwithstanding the foregoing, the health care professional consulted shall be an individual who was not consulted with respect to the initial denial of the claim that is the subject of the appeal or a subordinate of such individual.

                  Upon receiving such written application for review, the Plan Administrator or Appeals Fiduciary, as applicable, may schedule a hearing for purposes of reviewing the claimant's claim, which hearing shall take place not more than thirty
                  (30) days from the date on which the Plan Administrator or Appeals Fiduciary received such written application for review.

                  At least ten (10) days prior to the scheduled hearing, the claimant and his representative designated in writing by him, if any, shall receive written notice of the date, time, and place of such scheduled hearing. The claimant or his representative, if any, may request that the hearing be rescheduled, for his convenience, on another reasonable date or at another reasonable time or place.

                  All claimants requesting a review of the decision denying their claim for benefits may employ counsel for purposes of the hearing.

                  No later than sixty (60) days (forty-five (45) days with respect to a claim for benefits due to a Disability) following the receipt of the written application for review, the Plan Administrator or the Appeals Fiduciary, as applicable, shall submit its decision on the review in writing to the claimant involved and to his representative, if any, unless the Plan Administrator or Appeals Fiduciary determines that special circumstances (such as the need to hold a hearing) require an extension of time, to a day no later than one hundred twenty
                  (120) days (ninety (90) days with respect to a claim for benefits due to a Disability) after the date of receipt of the written application for review. If the Plan Administrator or Appeals Fiduciary determines that the extension of time is required, the Plan Administrator or Appeals Fiduciary shall furnish to the claimant written notice of the extension before the expiration of the initial sixty (60) day (forty-five (45) days with respect to a claim for benefits due to the a Disability) period. The extension notice shall indicate the special circumstances requiring an extension of time and the date by which the Plan Administrator or Appeals Fiduciary expects to render its decision on review. In the case of a decision adverse to the claimant, the Plan Administrator or Appeals Fiduciary shall provide to the claimant written notice of the denial which shall include:

                                   (a) the specific reasons for the decision;

                                   (b) specific references to the pertinent
                           provisions of the Agreement on which the decision is based;

                                   (c) a statement that the claimant is entitled
                           to receive, upon request and free of charge, reasonable access to, and copies of, all documents, records, and other information relevant to the claimant's claim for benefits;

                                   (d) an explanation of the Agreement's claim
                           review procedures, and the time limits applicable to such procedures, including a statement of the claimant's right to bring an action under Section 502(a) of ERISA following the denial of the claim upon review;

                                    (e) in the case of a claim for benefits due
                           to a Disability, if an internal rule, guideline, protocol or other similar criterion is relied upon in making the adverse determination, either the specific rule, guideline, protocol or other similar criterion; or a statement that such rule, guideline, protocol or other similar criterion was relied upon in making the decision and that a copy of such rule, guideline, protocol or other similar criterion will be provided free of charge upon request;

                                    (f) in the case of a claim for benefits due
                           to a Disability, if a denial of the claim is based on a medical necessity or experimental treatment or similar exclusion or limit, an explanation of the scientific or clinical judgment for the denial, an explanation applying the terms of the Agreement to the claimant's medical circumstances or a statement that such explanation will be provided free of charge upon request; and

                                    (g) in the case of a claim for benefits due
                           to a Disability, a statement regarding the availability of other voluntary alternative dispute resolution options.

                  For purposes of this Subparagraph, the term "Appeals Fiduciary" means an individual or group of individuals appointed to review appeals of claims for benefits payable due to the Executive's Disability.


         IN WITNESS WHEREOF, the parties hereto acknowledge that each has carefully read this Agreement and executed the original thereof as of the first date set forth above and that, upon execution, each has received a conforming copy.


                                                FIRST NATIONAL BANK OF CHEROKEE



                                            By:
-------------------------                      --------------------------------
Witness                                     Title:




-------------------------                      --------------------------------
Witness                                     [Name of Executive]

Exhibit 10.7(b)

                                 FIRST AMENDMENT
                                       TO
                        LIFE INSURANCE ENDORSEMENT METHOD
                           SPLIT DOLLAR PLAN AGREEMENT


      THIS FIRST AMENDMENT (the "First Amendment") is made and entered into as of the 31st day of October, 2002 (the "Effective Date") by and between First National Bank of Cherokee (the "Bank") and ___________________________, an individual residing in the State of Georgia (the "Insured").

Background

      The Bank and the Insured entered into that certain split dollar plan agreement, dated ____________________ (the "Split Dollar Agreement") setting forth the rights and obligations of the parties with respect to one or more policies of insurance on the life of the Insured.

      The parties now desire to amend the Split Dollar Agreement to identify a new subject policy or policies (the "policy") and redefine the respective rights and duties of the Bank and the Insured respecting the policy.

Statement of Agreement

      In consideration of the premises and of the mutual covenants and agreements set forth below, the parties hereto do hereby amend the Split Dollar Agreement, effective as of the date first set forth above, as follows:

1. The policy to which the Split Dollar Agreement is now subject is identified as follows:

      Insurer:  _______________________________

      Policy Number:  _________________________

2. By deleting Paragraph VI thereof in its entirety and by substituting therefor the following:

         "VI.  DIVISION OF DEATH PROCEEDS

         The beneficiary(ies) of the Insured shall be entitled to that portion of the death proceeds of the policy which is in excess of the Bank's investment in the policy, increased by a four percent (4%) rate of return, compounded annually. The Bank shall be entitled to the remainder of such proceeds. The Bank and such beneficiary(ies) shall share in any interest due on the death proceeds on a pro rata basis as the proceeds due each respectively bears to the total proceeds, excluding any such interest."

3. By deleting Paragraphs VII, VIII and XVII thereof in their entirety and by substituting therefor for each such Paragraph the term "[Reserved.]"

4. By deleting Paragraph IX thereof in its entirety and by substituting therefor the following:

         "IX. TERMINATION OF AGREEMENT

         The Agreement shall terminate upon the first to occur of (i) the payment to the beneficiary(ies) the share of death proceeds to which such beneficiary(ies) are entitled following the death of the Insured prior to the Insured's termination from service with the Bank, for any reason, or (ii) the Insured's termination from service with the Bank, for any reason other than due to death. In the latter event, no portion of the death proceeds shall be payable to any beneficiary(ies) of the Insured.

5. By deleting the first sentence of Paragraph XIV and by substituting therefor the following:

         "Claim forms or claim information as to the policy can be obtained by contacting _____________________________________________________."

      Except as specifically provided herein, the Split Dollar Agreement shall remain in full force and effect as prior to this First Amendment.

      IN WITNESS WHEREOF, the parties hereto have executed this First Amendment on the date first written above.

                                                FIRST NATIONAL BANK OF CHEROKEE


                                    By:
                                         --------------------------------------

                                  Name:
                                         --------------------------------------

                                 Title:
                                         --------------------------------------

                                                     [Print Name of Insured]

Exhibit 10.7(c)

                    DIRECTOR INDEXED FEE CONTINUATION PROGRAM

RESTATED AGREEMENT

         This Agreement, made and entered into as of this ___ day of December 2002, by and between First National Bank of Cherokee, a bank organized and existing under the laws of the State of Georgia hereinafter referred to as "the Bank", and ________________________, a member of the Board of Directors of the Bank, hereinafter referred to as "the Director".

         The Director and the Bank are parties to that certain Director Indexed Fee Continuation Program Director Agreement dated _____________, 19__ (the "Original Agreement"). The parties now desire to amend and restate the Original Agreement primarily to revise the benefit formula.

         It is the intent of the parties hereto that this Agreement be considered an arrangement maintained primarily to provide supplemental retirement benefits for the Director. The Director is fully advised of the Bank's financial status and has had substantial input in the redesign of this benefit arrangement as reflected by this Agreement.

         Therefore, in consideration of the Director's services performed in the past and those to be performed in the future and based upon the mutual promises and covenants herein contained, the Bank and the Director, agree as follows:


DEFINITIONS

         Effective Date:

                  The Effective Date of this Agreement shall be October 31,
                  2002.

         Plan Year:

                  Any reference to "Plan Year" shall mean a calendar year from January 1 to December 31. In the year of implementation, the term "Plan Year" shall mean the period from the Effective Date to December 31 of the year of the Effective Date.

         Retirement Date:

                  Retirement Date shall mean retirement from service as a member of the Board of Directors of the Bank which becomes effective on the first day of the calendar month following the month in which the Director reaches his Normal Retirement Age or such later date as the Director may actually retire from service.

         Termination of Service:

                  Termination of Service shall mean voluntary resignation from service on the Board of Directors of the Bank or the Director's failure to be re-elected to the Board of Directors of the Bank, in either case, prior to the Director's Normal Retirement Age.

         Retirement SERP Account:

                  A Retirement SERP Account shall be established as a bookkeeping account on the books of the Bank for the benefit of the Director with an initial credit that, after anticipated adjustments for future earnings, is projected to deliver to the Director his Target Benefit. Prior to Termination of Service or the Director's Retirement Date, the Retirement SERP Account shall be adjusted on the last day of each calendar month during each Plan Year (including the Plan Year in which the Director ceases to serve upon the Board of Directors of the Bank) so that it is equal to the Measuring Benefit, less the Bank's Cost of Funds Expense.

         Target Benefit:

                  The Bank desires to provide the Director an account balance under the Retirement SERP Account that, when annuitized, will pay the Director ______ percent of his Final Compensation. Despite the Bank's stated desire to provide the Director the Target Benefit, the Director's actual benefit received under this Agreement shall be the vested balance of his Retirement SERP Account.

         Measuring Benefit:

                  The Measuring Benefit for any Plan Year will be the aggregate cash value from a life insurance policy or policies purchased by the Bank. This Measuring Benefit shall be applied as if such insurance policy or policies were purchased on the Effective Date hereof. The initial value of the Measuring Benefit shall be ______________ as of the Effective Date.

                  If such a life insurance policy or policies are actually purchased by the Bank, then the actual policy(ies) as of the date(s) purchased shall be used in calculating the Measuring Benefit. If such life insurance policy(ies) are not purchased or are subsequently surrendered or lapsed, then the Bank shall receive annual policy illustrations that assume the policy(ies) were purchased on the Effective Date from which the increase value of the policy(ies) will be used to calculate the Measuring Benefit.

                  In either case, references to the life insurance policy(ies) are merely for purposes of calculating the Measuring Benefit. The Bank has no obligation to purchase such life insurance policy(ies) and, if purchased, the Director and his beneficiary(ies) shall have no ownership interest in such policy(ies) and shall always have no greater interest in the benefits under this Agreement than that of an unsecured general creditor of the Bank.

         Cost of Funds Expense:

                  The Cost of Funds Expense for any Plan Year shall be calculated by taking the sum of the amount of premiums set forth in the Measuring Benefit plus the amount of the after-tax opportunity cost lost to the Bank based upon the assumption that the Bank would have been able to earn a pre-tax return of ___ percent and the Bank is in the ___ percent tax bracket, plus the cumulative after-tax opportunity costs for all prior Plan Years under this Agreement based upon the same assumptions set forth herein.

         Change of Control:

                  Change of Control shall be deemed to be the cumulative transfer of more than fifty percent (50%) of the voting stock of the Bank holding company from the Effective Date. For the purposes of this Agreement, transfers on account of deaths or gifts, transfers between family members or transfers to a qualified retirement plan maintained by the Bank shall not be considered in determining whether there has been a change in control. Notwithstanding the foregoing, a Change of Control shall not include any transaction which has as its primary purpose enabling the Bank holding company and/or the Bank, or the surviving entity of either, to qualify as a Subchapter S corporation under ss. 1361, et seq. of the Internal Revenue Code of 1986, as amended.

         Normal Retirement Age:

                  Normal Retirement Age shall mean the later of the date on which the Director attains age sixty-five (65) or completes five (5) years of service upon the Board of Directors of the Bank.

         Final Compensation:

                  The Director's compensation as determined by the Plan Administrator as of the Effective Date, increased by an inflation factor of three (3) percent, compounded annually, from the Effective Date through the Director's Normal Retirement Age.


NO GUARANTEE OF CONTINUED SERVICE

         No provision of this Agreement shall be deemed to create specific rights to the Director to continued service upon the Board of Directors of the Bank.

RETIREMENT BENEFITS

         The Retirement Benefits provided by the Bank to the Director are in the nature of a supplemental retirement income.

         Retirement Benefits:

                  Should the Director continue to be retained on the Board of Directors of the Bank until his Normal Retirement Age, he shall be fully vested in his Retirement SERP Account and shall entitled to receive, or commence receiving, the balance upon his Retirement Date. The Director shall be entitled to receive the balance of his Retirement SERP Account in a lump sum or pursuant to annual installments of five (5), ten (10) or fifteen (15) years in accordance with the Director's election chosen on the form provided by the Bank. The Director may annually change his election form to an allowable alternative payout period by submitting a new election form to the Plan Administrator, provided that any such election form is submitted at least three (3) years prior to the Director's Retirement Date and is approved by the Plan Administrator in its sole discretion. The election form most recently accepted by the Plan Administrator shall govern the payout of the Retirement SERP Account. If the Director does not make any election with respect to the payment of the Retirement SERP Account, then it shall be payable in annual installments over ___ years. Payment of the Retirement SERP Account shall be made, or shall commence, no later than thirty (30) days following the Director's Retirement Date.

         Termination of Service or Discharge for Cause:
         ---------------------------------------------

                  Should the Director suffer a Termination of Service or should he be discharged by the Bank for cause (as defined below) prior to attaining Normal Retirement Age, all benefits under this Agreement shall be forfeited. The term "cause" shall mean gross negligence or gross neglect or the conviction of a felony or gross misdemeanor involving moral turpitude, fraud, dishonesty or willful violation of any law that results in any adverse effect on the Bank.

         Death:

                  Should the Director die prior to the commencement of any payments under Subparagraph III (A) above, there shall be no death benefits under this Agreement. If the Director dies after any such payments have commenced, the Director's designated beneficiary shall be entitled to receive the remaining installments, if any, due to the Director under this Agreement. Any beneficiary designation, to be valid, must be filed in writing with the Bank. In the absence of or a failure to designate a beneficiary, the unpaid balance of any remaining installments shall be paid in a lump sum to the personal representative of the Director's estate.

         Disability Benefit:

                  In the event the Director becomes disabled prior to Termination of Service, and the Director's service on the Board of Directors is terminated because of such disability, he shall become 100 percent vested in his Retirement SERP Account and shall be entitled to receive, or begin receiving, the entire balance of his Retirement SERP Account. The Retirement SERP Account shall be paid subject to the payment provisions of Subparagraph III (A) above. If there is a dispute regarding whether the Director is disabled, such dispute shall be resolved by a physician selected by the Bank and such resolution shall be binding upon all parties to this Agreement.

         Death Benefit:

                  Except as set forth above, there are no death benefits provided under this Agreement.

RESTRICTIONS UPON FUNDING

         The Bank shall have no obligation to set aside, earmark or entrust any fund or money with which to pay its obligations under this Agreement. The Director, his beneficiary(ies) or any successor in interest to him shall be and remain simply a general creditor of the Bank in the same manner as any other creditor having a general claim for matured and unpaid compensation.

         The Bank reserves the absolute right, at its sole discretion, to either fund the obligations undertaken by this Agreement or to refrain from funding the same and to determine the exact nature and method of such funding. Should the Bank elect to fund this Agreement, in whole or in part, through the purchase of life insurance, mutual funds, disability policies or annuities, the Bank reserves the absolute right, in its sole discretion, to terminate such funding at any time, in whole or in part. At no time shall the Director be deemed to have any lien or right, title or interest in or to any specific funding investment or to any assets of the Bank.

         If the Bank elects to invest in a life insurance, disability or annuity policy upon the life of the Director, then the Director shall assist the Bank by freely submitting to a physical exam and supplying such additional information necessary to obtain such insurance or annuities.


CHANGE OF CONTROL

         Upon a Change of Control (as defined in Subparagraph I (I) herein), if the Director's service upon the Board of Directors of the Bank is subsequently terminated, except for "cause" within the meaning of Subparagraph III (C) above, then he shall become fully vested in his Retirement SERP Account and shall receive, or commence receiving, payments upon attaining Normal Retirement Age. The Retirement SERP Account shall be paid subject to the payment provisions of Subparagraph III (A) above.

MISCELLANEOUS

         Alienability and Assignment Prohibition:

                  Neither the Director, his/her surviving spouse nor any other beneficiary under this Agreement shall have any power or right to transfer, assign, anticipate, hypothecate, mortgage, commute, modify or otherwise encumber in advance any of the benefits payable hereunder nor shall any of said benefits be subject to seizure for the payment of any debts, judgments, alimony or separate maintenance owed by the Director or his beneficiary, nor be transferable by operation of law in the event of bankruptcy, insolvency or otherwise. In the event the Director or any beneficiary attempts assignment, commutation, hypothecation, transfer or disposal of the benefits hereunder, the Bank's liabilities shall forthwith cease and terminate.

         Binding Obligation of Bank and any Successor in Interest:


                  This Agreement shall be binding upon the parties hereto, their successors, beneficiary(ies), heirs and personal representatives.

         Revocation:

                  It is agreed by and between the parties hereto that, during the lifetime of the Director, this Agreement may be amended or revoked at any time or times, in whole or in part, by the mutual written assent of the Director and the Bank.

         Gender:

                  Whenever in this Agreement words are used in the masculine or neuter gender, they shall be read and construed as in the masculine, feminine or neuter gender, whenever they should so apply.

         Effect on Other Bank Benefit Plans:

                  Nothing contained in this Agreement shall affect the right of the Director to participate in or be covered by any qualified or non-qualified pension, profit-sharing, group, bonus or other supplemental compensation or fringe benefit plan constituting a part of the Bank's existing or future compensation structure; provided, however, that the Original Agreement is expressly cancelled and shall be considered null and void as of the Effective Date, except for the provisions of Paragraph III thereof concerning the deferral of director fees.

         Headings:

                  Headings and subheadings in this Agreement are inserted for reference and convenience only and shall not be deemed a part of this Agreement.

         Applicable Law:

                  The validity and interpretation of this Agreement shall be governed by the laws of the State of Georgia.

ADMINISTRATIVE PROVISIONS

         Plan Administrator:

                  The "Plan Administrator" of this Agreement shall be First National Bank of Cherokee until its removal by the Board of Directors of the Bank. As Plan Administrator, the Bank shall be responsible for the management, control and administration of the Agreement as established herein. The Plan Administrator may delegate to others certain aspects of the management and operation responsibilities of the Agreement including the employment of advisors and the delegation of ministerial duties to qualified individuals.

         Claims Procedure:

                  If the Director or a beneficiary is denied a claim for benefits under the Agreement, the Plan Administrator shall provide to the claimant written notice of the denial within ninety (90) days after the Plan Administrator receives the claim, unless special circumstances require an extension of time for processing the claim. If such an extension of time is required, written notice of the extension shall be furnished to the claimant prior to the termination of the initial 90-day period. In no event shall the extension exceed a period of ninety (90) days from the end of such initial period. Any extension notice shall indicate the special circumstances requiring the extension of time, the date by which the Plan Administrator expects to render the final decision, the standards on which entitlement to benefits are based, the unresolved issues that prevent a decision on the claim and the additional information needed to resolve those issues.

                  If the Director or beneficiary is denied a claim for benefits under the Agreement, the Plan Administrator shall provide to such claimant written notice of the denial which shall set forth:

                                    (a) the specific reasons for the denial;

                                    (b) specific references to the pertinent
                           provisions of the Agreement on which the denial is based;

                                    (c) a description of any additional material
                           or information necessary for the claimant to perfect the claim and an explanation of why such material or information is necessary; and

                                    (d) an explanation of the Agreement's claim
                           review procedures, and the time limits applicable to such procedures.

                  After receiving written notice of the denial of a claim, a claimant or his representative shall be entitled to:

                                    (a) request a full and fair review of the
                           denial of the claim by written application to the Plan Administrator;

                                    (b) request, free of charge, reasonable
                           access to, and copies of, all documents, records, and other information relevant to the claim;

                                    (c) submit written comments, documents,
                           records, and other information relating to the denied claim to the Plan Administrator; and

                                    (d) a review that takes into account all
                           comments, documents, records, and other information submitted by the claimant relating to the claim, without regard to whether such information was submitted or considered in the initial benefit determination.

                  If a claimant wishes a review of the decision denying his claim to benefits under the Agreement, he must submit the written application to the Plan Administrator within sixty
                  (60) days after receiving written notice of the denial.

                  Upon receiving such written application for review, the Plan Administrator may schedule a hearing for purposes of reviewing the claimant's claim, which hearing shall take place not more than thirty (30) days from the date on which the Plan Administrator received such written application for review.

                  At least ten (10) days prior to the scheduled hearing, the claimant and his representative designated in writing by him, if any, shall receive written notice of the date, time, and place of such scheduled hearing. The claimant or his representative, if any, may request that the hearing be rescheduled, for his convenience, on another reasonable date or at another reasonable time or place.

                  All claimants requesting a review of the decision denying their claim for benefits may employ counsel for purposes of the hearing.

                  No later than sixty (60) days following the receipt of the written application for review, the Plan Administrator shall submit its decision on the review in writing to the claimant involved and to his representative, if any, unless the Plan Administrator determines that special circumstances (such as the need to hold a hearing) require an extension of time, to a day no later than one hundred twenty (120) days after the date of receipt of the written application for review. If the Plan Administrator determines that the extension of time is required, the Plan Administrator shall furnish to the claimant written notice of the extension before the expiration of the initial sixty (60) day period. The extension notice shall indicate the special circumstances requiring an extension of time and the date by which the Plan Administrator expects to render its decision on review. In the case of a decision adverse to the claimant, the Plan Administrator shall provide to the claimant written notice of the denial which shall include:

                                   (a) the specific reasons for the decision;

                                   (b) specific references to the pertinent
                           provisions of the Agreement on which the decision is based;

                                   (c) a statement that the claimant is entitled
                           to receive, upon request and free of charge, reasonable access to, and copies of, all documents, records, and other information relevant to the claimant's claim for benefits; and

                                   (d) an explanation of the Agreement's claim
                           review procedures, and the time limits applicable to such procedures.


         IN WITNESS WHEREOF, the parties hereto acknowledge that each has carefully read this Agreement and executed the original thereof as of the first date set forth above and that, upon execution, each has received a conforming copy.


                                                FIRST NATIONAL BANK OF CHEROKEE



                                           By:
----------------------------------            ---------------------------------
Witness                                 Title:



----------------------------------            ---------------------------------
Witness                                       [Name of Director]

Exhibit 10.7(d)

                                 FIRST AMENDMENT
                                       TO
                         FLEXIBLE PREMIUM LIFE INSURANCE
                 ENDORSEMENT METHOD SPLIT DOLLAR PLAN AGREEMENT


      THIS FIRST AMENDMENT (the "First Amendment") is made and entered into as of the 31st day of October, 2002 (the "Effective Date") by and between First National Bank of Cherokee (the "Bank") and ___________________________, an individual residing in the State of Georgia (the "Insured").

Background

      The Bank and the Insured entered into that certain split dollar plan agreement, dated ____________________ (the "Split Dollar Agreement") setting forth the rights and obligations of the parties with respect to one or more policies of insurance on the life of the Insured.

      The parties now desire to amend the Split Dollar Agreement to identify a new subject policy or policies (the "policy") and redefine the respective rights and duties of the Bank and the Insured respecting the policy.

Statement of Agreement

      In consideration of the premises and of the mutual covenants and agreements set forth below, the parties hereto do hereby amend the Split Dollar Agreement, effective as of the date first set forth above, as follows:

2. The policy to which the Split Dollar Agreement is now subject is identified as follows:

      Insurer:  _______________________________

      Policy Number:  _________________________

2. By deleting Paragraph VI thereof in its entirety and by substituting therefor the following:

         "VI.  DIVISION OF DEATH PROCEEDS

         The beneficiary(ies) of the Insured shall be entitled to that portion of the death proceeds of the policy which is in excess of the Bank's investment in the policy, increased by a four percent (4%) rate of return, compounded annually. The Bank shall be entitled to the remainder of such proceeds. The Bank and such beneficiary(ies) shall share in any interest due on the death proceeds on a pro rata basis as the proceeds due each respectively bears to the total proceeds, excluding any such interest."

3. By deleting Paragraphs VII, VIII and IX thereof in their entirety and by substituting therefor for each such Paragraph the term "[Reserved.]"

4. By deleting Paragraph X thereof in its entirety and by substituting therefor the following:

         "X. TERMINATION OF AGREEMENT

         The Agreement shall terminate upon the first to occur of (i) the payment to the beneficiary(ies) the share of death proceeds to which such beneficiary(ies) are entitled following the death of the Insured prior to the Insured's termination from service with the Bank, for any reason, or (ii) the Insured's termination from service with the Bank, for any reason other than due to death. In the latter event, no portion of the death proceeds shall be payable to any beneficiary(ies) of the Insured.

5. By deleting the first sentence of Paragraph XV and by substituting therefor the following:

         "Claim forms or claim information as to the policy can be obtained by contacting________________________________________________________."

      Except as specifically provided herein, the Split Dollar Agreement shall remain in full force and effect as prior to this First Amendment.

      IN WITNESS WHEREOF, the parties hereto have executed this First Amendment on the date first written above.

                                                FIRST NATIONAL BANK OF CHEROKEE


                                    By:
                                         --------------------------------------

                                    Name:
                                         --------------------------------------

                                    Title:
                                         --------------------------------------

                                                     [Print Name of Insured]

Exhibit 13.1






                         FIRST CHEROKEE BANCSHARES, INC.

                               2002 ANNUAL REPORT

                                 TO SHAREHOLDERS





















            P.O. Box 1238 o Woodstock, Georgia 30188 o (770) 591-9000

April 10, 2003

To Our Shareholders and Friends:

On behalf of the Board of Directors and management, I am pleased to provide you with the 2002 annual report for First Cherokee Bancshares, Inc. The report covers the Company's consolidated balance sheets as of December 31, 2002 and 2001 and results of operations for each of the three years in the period ended December 31, 2002.

In the year 2002 our nation experienced continued threats of war, economic uncertainty, and recession. With twelve rate decreases in the last 24 months by the Federal Open Market Committee, I am reporting earnings for 2002 of $574,819, representing a .30% return on average assets. Book value per share of your stock increased from $17.38 as of December 31, 2001 to $18.17 as of December 31, 2002. The Company's average asset size increased to $191 million as of December 31, 2002, from $176 million as of December 31, 2001, representing a growth rate of 9%.

In June 2002, the Company formed First Cherokee Capital Trust I, a wholly owned Delaware statutory trust, which issued $9 million aggregate principal amount of trust preferred securities. A portion of the trust preferred securities are allowable for inclusion in capital for regulatory purposes. Some of the proceeds from the issuance were used to eliminate the Company's debt. The remaining proceeds will be used for investment in the Company's future growth.

Cherokee National Trust, dba CNT Wealth Management, is an operating subsidiary of the Bank that offers services permitted by a national bank trust charter. During 2002, CNT increased its assets in custody to a yearly high in excess of $190 million with over 800 clients. We continue to be very excited about the prospects of this new division and its future contribution to the Company's earnings.

In May 2001, the Company acquired an ownership interest in Elizabeth Station LLC for the purpose of relocating and expanding our Cobb County presence. Construction began on the 18,000-square-foot office building in the first quarter of 2003. The bank will occupy the main floor, and the remainder will be leased tenant space.

In October 2001 the Company, along with five other banks located throughout the U.S., formed EastPoint Technologies LLC. This new company provides state-of-the-art application software to the financial services industry and full outsourcing services as an application service provider. We are very optimistic about the future growth potential of this enterprise and its resulting positive impact on the Company.

During 2002 our organization continued to grow at a pace commensurate with our industry. Our core business and infrastructure remain strong, and we continue to maintain our Allowance for Loan Losses at a level adequate for tough economic times. In addition, we feel that we have an eminently qualified Board of Directors, management team, and staff who are all dedicated to our organization. With your continued support in 2003, we will work toward our objectives of providing quality service to our customers while preserving and growing your investment. We appreciate the confidence you have placed in our leadership, and as we enter our fourteenth year of operation we continue to be proud of our community and our role as your community bank.

Very truly yours,




/s/ CARL C. HAMES, JR.
----------------------
Carl C. Hames, Jr.
Chief Executive Officer

                                          FIRST CHEROKEE BANCSHARES, INC.
                                             SELECTED FINANCIAL DATA

                                                           As of and for the year ended December 31,
                                                               2002               2001           2000
                                                      ---------------------------------------------------

     ----------------------------------------------------------------------------------------------------
     Selected Statement of Earnings Data:
     Total Interest Income                                  $12,737,709       $15,606,634    $14,832,255
     Net Interest Income                                      7,202,640         8,179,759      8,291,414
     Provision for Loan Losses                                  250,000           317,000        854,253
     Net Earnings                                               574,819         1,324,347      1,468,112
     Basic Earnings per Share                                       .79              1.83           1.99
     Diluted Earnings per Share                                     .78              1.81           1.98
     Cash Dividends per Share                                         0                 0              0
     ----------------------------------------------------------------------------------------------------
     Selected Balance Sheet Data:
     Average Balances:
          Total Assets                                     $191,421,687      $176,334,599   $148,430,191
          Total Loans, net                                  149,926,900       151,923,400    127,431,829
          Total Deposits                                    170,417,785       158,951,975    133,475,705
          Stockholders' Equity                               13,029,532        11,798,590     10,695,625
     End of Period Balances:
          Total Assets                                      188,287,808       181,754,038    162,975,939
          Total Loans, net                                  145,570,660       154,662,913    144,249,598
          Total Deposits                                    164,870,404       165,731,546    148,749,836
          Stockholders' Equity                               13,175,140        12,545,124     11,052,055
          Book Value per Share                                   $18.17            $17.38         $15.52
     ----------------------------------------------------------------------------------------------------
     Financial Ratios:
     Return on Average Assets                                     0.30%             0.75%          0.99%
     Return on Average Stockholders' Equity                       4.41%            11.22%         13.73%
     Stockholders' Equity as a Percent
            of Total Assets                                       7.00%             6.90%          6.78%
     Net Interest Rate Spread                                     3.83%             4.51%          5.52%
     Loan Loss Reserve/Loans                                      1.61%             1.46%          1.40%
     ----------------------------------------------------------------------------------------------------
     Asset Quality:
     Nonaccrual Loans as a percentage
         of Net Loans                                             3.08%             0.60%          1.07%
     Loans Past Due 90 Days or More
         as a Percent of Net Loans                                0.00%             0.02%          0.37%
     Net Chargeoffs as a Percent
         of Average Loans                                          .11%             0.05%          0.11%
     ----------------------------------------------------------------------------------------------------

                           FORWARD-LOOKING STATEMENTS

Various statements contained in this Annual Report which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the "Act"). In addition, various statements in future filings by the Company with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of the Company which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to:

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

In December 2000, the Bank acquired a 60% interest in CNT Wealth Management, formed for the purpose of providing trust and custodial services permitted by a national trust charter. In May 2001 the Bank acquired a 33.34% ownership interest in Elizabeth Station, LLC, formed for the purpose of acquiring, developing, and leasing real property. In October 2001, the Bank acquired a 12.82% ownership in EastPoint Technologies, LLC, formed for the purpose of providing and operating software applications and data processing services. In June 2002 the Company formed a wholly owned Delaware statutory trust, First Cherokee Capital Trust I (the "Trust"), which issued $9 million aggregate principal amount of trust preferred securities for the purpose of reducing the Company's debt as well as other purposes deemed necessary by the Board of Directors and management.

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


                              Results of Operations
                              ---------------------

The Company's goals are to be profitable, to maintain prudent banking practices, and to maximize its contributions to its community. Maintaining profitability is essential to the Company's long-term viability, and a strong equity position allows the Company to take advantage of future opportunities to grow. The Company achieved its goals during 2002 with net earnings of $574,819, representing a .30% return on average assets and a 4.41% return on average stockholders' equity.

NET INTEREST INCOME

Net interest income for the year ended December 31, 2002 was $7,202,640, a 12% decrease from net interest income of $8,179,759 for the year ended December 31, 2001. The decrease in net interest income is primarily attributable to the decrease in the prime lending rate as well as maturities in the loan portfolio. Net average earning assets as of December 31, 2002 were $16,999,571, a 10% decrease from $18,826,815 as of December 31, 2001. The decrease is primarily attributable to the issuance of $9 million in trust preferred securities during 2002 as well as increases in NOW and money market accounts.

Total interest income for the year ended December 31, 2002 was $12,737,709, an 18% decrease over total interest income of $15,606,634 for the year ended December 31, 2001. The average yield on earning assets was 7.40% in 2002 compared to 9.81% in 2001. Loans comprised 87% and 96% of average earning assets during 2002 and 2001, respectively.

Interest expense for the year ended December 31, 2002 was $5,535,069, a 25% decrease from interest expense of $7,426,875 for the year ended December 31, 2001. The Company's average cost of funds was 3.57% in 2002 compared to 5.30% in 2001. The decrease in cost of funds is due to interest rate decreases. Interest-bearing deposits for the year ended December 31, 2002 averaged $149,139,126, a 9% increase over interest-bearing deposits of $136,401,616 for the year ended December 31, 2001. The interest-bearing deposit trends indicate a shift from time deposits to lower interest-bearing NOW and money market accounts.

The Company's interest rate spread and interest rate margin are sensitive to changes in interest rates paid on deposits and earned on loans and other earning assets. Therefore, interest rate sensitivity, as discussed later in this report, is an important consideration for the Company. The majority of the Company's loans adjust immediately, monthly or quarterly with changes in the Company's prime lending rate. However, the Company has interest rate floors in individual loan agreements on approximately 35% of its loan portfolio. These floors protect the Company's interest margin should rates decrease significantly.

The following table presents average balances of the Company on a consolidated basis and the interest earned and paid on those balances during the years ended December 31, 2002 and 2001.

                                                           2002                                          2001
                                       ---------------------------------------------------------------------------------------
                                                         Interest      Average                         Interest      Average
                                          Average        Income/       Yield/           Average        Income/       Yield/
                                          Balance        Expense        Cost            Balance        Expense        Cost
                                       --------------  -------------  ----------     --------------  -------------  ----------

ASSETS
Interest-Earning Assets
   Loan Portfolio (1)                   $149,926,900    $12,261,104       8.18%       $151,923,400    $15,282,136      10.06%
   Investment Securities (2) (3)           2,217,121         86,581       3.91%            940,441         48,707       5.18%
   Federal Funds Sold, Interest-Bearing
    Deposits and Other Investments        20,078,148        390,024       1.94%          6,184,752        275,791       4.46%
                                       -------------   ------------   ---------      -------------   ------------   ---------
        Total Interest-Earning Assets    172,222,169    $12,737,709       7.40%        159,048,593    $15,606,634       9.81%
Non-Earning Assets                        19,199,518                                    17,286,006
                                       -------------                                 -------------
         Total Average Assets           $191,421,687                                  $176,334,599
                                       =============                                 =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-Bearing Liabilities
   Interest-Bearing Deposits:
      NOW Accounts                       $25,452,376       $359,278       1.41%        $10,437,592       $180,656       1.73%
      Money Market Accounts               21,972,444        461,005       2.10%         16,553,995        552,914       3.34%
      Savings                              3,994,891         28,000        .70%          3,829,262         53,353       1.39%
      Time, $100,000 and Over             49,949,845      2,291,153       4.59%         48,695,506      3,033,232       6.23%
      Other Time                          47,769,570      2,077,175       4.35%         56,885,261      3,435,952       6.04%
                                       -------------   ------------   ---------      -------------   ------------   ---------
   Total Interest-Bearing Deposits       149,139,126      5,216,611       3.50%        136,401,616      7,256,107       5.32%
Trust Preferred Securities                 4,575,000        254,281       5.56%               -              -          -
Note Payable and Other Borrowings          1,508,472         64,177       4.25%          3,820,162        170,768       4.47%
                                       -------------   ------------   ---------      -------------   ------------   ---------
Total Interest-Bearing Liabilities       155,222,598     $5,535,069       3.57%        140,221,778     $7,426,875       5.30%
Non Interest-Bearing Demand Deposits      21,278,659                                    22,550,356
Other Liabilities                          1,890,898                                     1,763,875
                                       -------------                                 -------------
          Total Liabilities              178,392,155                                   164,536,009
Stockholders' Equity                      13,029,532                                    11,798,590
                                       -------------                                 -------------
Total Average Liabilities and
   Stockholders' Equity                 $191,421,687                                  $176,334,599
                                       =============                                 =============

Net Average Earning Assets               $16,999,571                                   $18,826,815
Net Yield on Interest-Earning Assets           4.18%                                         5.14%
Net Interest Rate Spread                       3.83%                                         4.51%
Net Interest Margin                       $7,202,640                                    $8,179,759

(1) When computing yields on interest-earning assets, non-accruing loans are included in average loan balances. Additionally, loan fees of $977,251 and $1,306,289 are included in interest income for the periods ending December 31, 2002 and 2001, respectively.
(2) All investment securities are taxable.
(3) Yield information does not give effect to changes in fair value that are reflected as a component of stockholders' equity.

ALLOWANCE FOR LOAN LOSSES

The loan loss provision for the year ended December 31, 2002 was $250,000 compared to $317,000 for the year ended December 31, 2001. Charge-offs during 2002 amounted to $202,026, and recoveries amounted to $31,451. Charge-offs during 2001 amounted to $210,191 and recoveries amounted to $141,739. Five loan relationships accounted for approximately 68% of charge-offs during 2002. The allowance for loan losses at December 31, 2002 was $2,375,935, or 1.61% of total loans, compared to $2,296,510, or 1.46% of total loans at the end of 2001. Management believes the allowance for loan losses relative to total loans is appropriate considering loan growth, the level of risk in the portfolio and the risks of a slowing economy.

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

Provided below is an analysis of the activity in the allowance for loan losses for each of the periods ended December 31, 2002 and 2001.

                                                                           2002                     2001
                                                                      -----------------------------------------

Balance at the Beginning of Year                                        $2,296,510                  $2,047,962
Charge-offs:
     Real Estate Construction                                                2,298                      47,530
     Real Estate Mortgage                                                   64,271                       2,899
     SBA - Unguaranteed                                                     32,606                      79,769
     Commercial                                                             56,644                      46,394
     Consumer                                                               46,207                      33,599
                                                                            ------                      ------
Total Charge-offs                                                          202,026                     210,191
                                                                           -------                     -------
Recoveries:
     Real Estate Construction                                                 -                            339
     Real Estate Mortgage                                                     -                           -
     SBA - Unguaranteed                                                        162                      98,158
     Commercial                                                             28,046                      34,642
     Consumer                                                                3,243                       8,600
                                                                             -----                       -----
Total Recoveries                                                            31,451                     141,739
     Net Charge-offs                                                       170,575                      68,452
Provision for Loan Losses                                                  250,000                     317,000
                                                                           -------                     -------
Balance at the End of Year                                              $2,375,935                  $2,296,510
                                                                         =========                   =========
Percentage of Allowance for Loan Loss to Loans
     Outstanding as of Year End                                               1.61%                      1.46%
                                                                              =====                      =====
Ratio of Net Charge-offs to Average
     Loans Outstanding During the Year                                         .11%                      0.05%
                                                                               ====                      =====

The Company held seven properties as "other real estate owned," with a total value of $2,255,392 as of December 31, 2002. One property totaling $360,000 was sold during the first quarter of 2003 for $350,000. As of December 31, 2001, the Company held three properties as "other real estate owned," with a total value of $2,200,609.

At December 31, 2002, the Company had nonaccrual loans in the total amount of $4,488,753 or 3.08% of net loans, compared to $926,350 or .60% of net loans at December 31, 2001. Six loans totaling $3,348,127 accounted for 75% of total nonaccrual loans at December 31, 2002. There were no loans past due more than 90 days and still accruing interest at December 31, 2002.

NONINTEREST INCOME

Noninterest income was $1,962,739 for the year ended December 31, 2002, a 37% increase as compared to $1,435,860 for the year ended December 31, 2001. Noninterest income for 2002 and 2001 consisted primarily of service charges on deposit accounts.

Service charge income for the year ended December 31, 2002 was $1,169,326, a 45% increase over service charges of $804,863 for the year ended December 31, 2001. The increase is primarily attributable to increases in bounce protection and NSF fee income.

Gains on the sales of loans depend on the Company's ability to originate SBA guaranteed loans and/or the market price for such loans. During 2002, the Company sold SBA loans totaling $3.6 million and recognized gains on the sale of these loans of $222,020. During 2001, the Company originated five SBA loans totaling $4.6 million but did not sell any in the secondary market due to low market prices.

Miscellaneous income increased to $586,263 in 2002 from $376,879 in 2001, representing a 56% increase. The increase is primarily attributable to an increase in rental income from the building adjacent to the Main Office of $107,899 in 2002 from $36,230 in 2001. Additionally, life insurance income increased to $199,451 in 2002 compared to $134,995 in 2001. The increase in life insurance income in 2002 resulted from $166,535 in increases in cash surrender value life insurance and $32,916 from life insurance commissions.

NONINTEREST EXPENSE

Noninterest expense for the year ended December 31, 2002 was $8,157,451, a 12% increase over $7,289,402 for the year ended December 31, 2001. Noninterest expense is primarily composed of salaries and other personnel expenses, occupancy and miscellaneous operating expenses.

Salary expense and employee benefits were $3,991,866 for the year ended December 31, 2002, a 2% decrease from $4,058,533 for the year ended December 31, 2001. At December 31, 2002, the Company employed 68 full-time employees and 6 part-time employees, compared to 74 full-time employees and 9 part-time employees at December 31, 2001. The decrease in the number of personnel was the primary factor for the decrease in personnel costs.

Occupancy and equipment expense was $978,498 for the year ended December 31, 2002, a 4% decrease from $982,500 for the year ended December 31, 2001.

Other operating expense was $3,187,087 for the year ended December 31, 2002, a 42% increase over $2,248,369 for the year ended December 31, 2001. The increase was primarily attributable to increased professional fees as well as a $359,259 increase in losses on the sale of other real estate owned. Approximately 80% of the losses on the sale of other real estate owned in 2002 were attributable to one property.

For the years ended December 31, 2002 and 2001, the Company's effective tax rate was 31% and 34%, respectively. The decrease in the effective tax rate is primarily attributable to training tax credits reflected in income tax expense for 2002.

                               Financial Condition
                               -------------------

ASSETS

Total assets as of December 31, 2002 were $188,287,808, compared to $181,754,038 as of December 31, 2001. This represents an increase in total assets of 4% for 2002. Total average assets for the year ended December 31, 2002 were $191,421,687, an increase of 9% from $176,334,599 at December 31, 2001.
Investment securities, federal funds sold, interest-bearing deposits and other investments accounted for 11% of total assets at December 31, 2002 and 3% of total assets at December 31, 2001. Non-earning assets accounted for 11% of total assets as of December 31, 2002, compared to 12% as of the end of 2001. Management invested funds predominantly in overnight funds during 2002 and invested primarily in loans during 2001.


LOANS

The Company's net loan portfolio at December 31, 2002 was $145,570,660, a 6% decrease from $154,662,913 for the year ended December 31, 2001. Outstanding loans for the year ended December 31, 2002 averaged $149,926,900, a 1% decrease from $151,923,400 for the year ended December 31, 2001. The loan portfolio had an average yield of 8.18% during 2002 and 10.06% during 2001. The decrease in the yield on loans is respective of decreases in the prime lending rate during 2002. The majority of loans reprice immediately, monthly, or quarterly with changes in the prime rate.

The following table presents the loan portfolio categorized by type and the corresponding percentage of total loans as of December 31, 2002 and 2001.

                                                        2002                                  2001
                                           -------------------------------       -------------------------------

                                                                % Loans                               % Loans
                                                                to Total                              to Total
                                                  Amount         Loans                  Amount         Loans
                                                  ------         -----                  ------         -----
Real Estate Mortgage                            $88,312,520        59.69%             $85,727,852        54.62%
Real Estate Construction                         18,069,845        12.21%              28,195,142        17.96%
SBA - Unguaranteed                               22,239,974        15.04%              28,095,364        17.90%
Commercial                                        9,735,944         6.58%               7,817,059         4.98%
Consumer                                          9,588,312         6.48%               7,124,006         4.54%
                                           -----------------  ------------       -----------------  ------------
     Total Loans                               $147,946,595       100.00%            $156,959,423       100.00%
                                           =================  ============       =================  ============

DEPOSITS

Total deposits as of December 31, 2002 were $164,870,404, a .5% decrease from $165,731,546 as of December 31, 2001. Average outstanding interest-bearing deposits were $149,139,126 for 2002, a 9% increase from $136,401,616 for 2001.
Total time deposits purchased through third-party brokers as of December 31, 2002 were $20,100,000, a 39% decrease from $33,193,000 as of December 31, 2001.
All of the time deposits as of December 31, 2002 purchased though third-party brokers matured in the first quarter of 2003. Interest-bearing deposits cost the Company an average of 3.50% during 2002, compared to 5.32% for 2001. The decrease in cost of funds is primarily due to decreased rates by the Federal Open Market Committee. Average noninterest-bearing demand deposits were $21,278,659 in 2002, a 6% decrease from $22,550,356 for 2001.

TRUST PREFERRED SECURITIES

In June 2002 the Company formed a wholly owned Delaware statutory trust, First Cherokee Capital Trust I (the "Trust") which issued $9 million aggregate principal amount of trust preferred securities. The Company owns all of the $300,000 aggregate principal amount of the common securities of the Trust. The proceeds from the issuance of the trust preferred securities were used by the Trust to purchase $9.3 million of junior subordinated debentures of the Company, which pay interest at a floating rate equal to the three-month LIBOR plus 365 basis points. The proceeds received by the Company were used to reduce the Company's debt by approximately $3.3 million. The remaining proceeds will be used for other purposes deemed necessary by the Board of Directors and management.

NOTE PAYABLE AND OTHER BORROWINGS

During 2002, the Company did not utilize available overnight credit lines in the form of Federal Home Loan Bank advances and federal funds purchased. The Company repaid $1,863,259 of a note payable from another financial institution in full satisfaction of the debt outstanding. Company borrowings averaged $1,508,472 during 2002 compared to $3,820,162 during 2001. The average cost of the Company's borrowed funds was 4.25% for 2002 and 4.47% for 2001. Management plans to use the credit lines in the future as a funds management tool.

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

During 2002, federal funds sold, interest-bearing deposits and other investments averaged $20,078,148 compared to the same average overnight investments of $6,184,752 in 2001.

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

INTEREST RATE SENSITIVITY

The objective of interest rate sensitivity management is to minimize the effect of interest rate changes on the Company's net interest margin while maintaining net interest income at acceptable levels. The major factors used to manage interest rate risk include the mix of fixed and floating interest rates, and pricing and maturity patterns for all asset and liability accounts. Repricing periods are determined at the next period that the interest rate on an asset or liability can change. Fixed rate instruments, such as certificates of deposit and fixed rate loans, are categorized by maturity dates. Variable rate instruments are placed in the period of their next possible adjustment date. At December 31, 2002, the interest rate sensitivity analysis was as follows:

                                                               Repricing Within
                                       ------------------------------------------------------------------
                                         0-90 Days     91-365 Days   >1 Yr. -  5    > 5 Yrs.       Total
                                                                            Yrs.
                                       ------------------------------------------------------------------

Investment Securities                         $750          $1,158            $0      $3,084      $4,992
Federal Funds Sold, Interest-Bearing
  Deposits and Other Investments            16,261               0             0           0      16,261
Loans                                       88,218          10,746        38,029      10,954     147,947
                                            ------          ------        ------      ------     -------
Total Earning Assets                      $105,229         $11,904       $38,029     $14,038    $169,200
                                          ========         =======       =======     =======    ========


Interest-Bearing Demand Deposits           $55,396              $0            $0          $0     $55,396
Savings Deposits                             4,268               0             0           0       4,268
Certificates of Deposit                     38,707          23,607        21,208         298      83,820
Trust Preferred Securities                   9,000               0             0           0       9,000
                                             -----               -             -           -       -----
Total Interest-Bearing Liabilities        $107,371         $23,607       $21,208        $298    $152,484
                                          ========         =======       =======        ====    ========


Interest Sensitivity GAP                   ($2,142)       ($11,703)      $16,821     $13,740     $16,716

Cumulative GAP                             ($2,142)       ($13,845)       $2,976     $16,716

% of Earning Assets to
     Interest-Bearing Liabilities           98.00%          50.43%       179.31%    4710.74%

Cumulative % of Earning
     Assets to Interest-
     Bearing Liabilities                    98.00%          89.43%       101.96%     110.96%

% of Cumulative GAP to Total
     Earning Assets                         (1.27%)         (8.18%)        1.76%       9.88%

Based on this gap analysis and assuming no change in the mix of earning assets or interest-bearing liabilities, rising interest rates generally would increase the Company's net interest margin. Falling interest rates generally would decrease the Company's net interest margin. However, interest rate floors on approximately 35% of the Company's loan portfolio would reduce the effect of lower rates on the Company's margin. The present gap position is within the range acceptable to management. Management monitors on a quarterly basis the effect of potential interest rate changes and prepayments on its entire portfolio.

CAPITAL RESOURCES

Capital, as measured by total stockholders' equity to total assets, was 7.00% at December 31, 2002, compared to 6.90% at December 31, 2001. The Company's common stock had a book value per share of $18.17 at December 31, 2002 compared to $17.38 at December 31, 2001. During 2002, the Company sold 6,687 shares of its treasury stock at an aggregate sales price of $139,924, or $20.92 per share. During 2002, the Company purchased 4,474 of its common stock shares at an aggregate purchase price of $94,503, or $21.12 per share. Shares repurchased during 2002 were held in treasury at December 31, 2002 for issuance under employee and director benefit plans. During 2001, the Company sold 14,475 shares of its treasury stock at an aggregate sales price of $271,815 or $18.78 per share. During 2001, the Company purchased 5,554 of its common stock shares at an aggregate purchase price of $115,678, or $20.82 per share.

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

The following table sets forth information with respect to the risk-based and leverage ratios for the Company and Bank at December 31, 2002 and December 31, 2001, compared to the minimum ratios required by regulation.

                                                                                                         To Be Well
                                                                                                     Capitalized Under
                                                                                  For Capital        Prompt Corrective
                                                               Actual          Adequacy Purposes     Action Provisions
                                                               ------          -----------------     -----------------
                                                         Amount      Ratio     Amount       Ratio    Amount       Ratio
                                                         ------      -----     ------       -----    ------       -----
                                                            (in thousands)        (in thousands)      (in thousands)

      AS OF DECEMBER 31, 2002:
        Total Capital (to Risk-Weighted Assets)
             Consolidated                                $24,099     15.70%    $12,277       8.00%       N/A        N/A
             Bank                                        $18,479     12.06%    $12,256       8.00%   $15,320      10.00%
        Tier 1 Capital (to Risk-Weighted Assets)
              Consolidated                               $16,468     10.73%     $6,138       4.00%       N/A        N/A
              Bank                                       $16,558     10.81%     $6,128       4.00%    $9,192       6.00%
        Tier 1 Capital (to Average Assets)
              Consolidated                               $16,468      8.56%     $7,699       4.00%       N/A        N/A
              Bank                                       $16,558      8.62%     $7,685       4.00%    $9,606       5.00%
      AS OF DECEMBER 31, 2001:
        Total Capital (to Risk-Weighted Assets)
              Consolidated                               $14,477      9.38%    $12,352       8.00%       N/A        N/A
              Bank                                       $16,229     10.52%    $12,344       8.00%   $15,430      10.00%
        Tier 1 Capital (to Risk-Weighted Assets)
              Consolidated                               $12,544      8.13%     $6,176       4.00%       N/A        N/A
              Bank                                       $14,296      9.26%     $6,172       4.00%    $9,258       6.00%
        Tier 1 Capital (to Average Assets)
              Consolidated                               $12,544      6.90%     $7,272       4.00%       N/A        N/A
              Bank                                       $14,296      7.87%     $7,268       4.00%    $9,085       5.00%

                      MARKET PRICE AND DIVIDEND INFORMATION

As of December 31, 2002, there were approximately 460 shareholders of record and 725,227 shares of the Company's common stock outstanding. The Company's common stock is not traded on any recognized exchange. The following table sets forth high and low sales price information for the common stock for each of the quarters in which trading occurred since January 1, 2001, as known or reported to the Company.

                                        Sales Price                                      Sales Price
                                        -----------                                      -----------
          Calendar Period             High       Low           Calendar Period        High           Low
          ---------------             ----       ----          ---------------        ----           ---
          2002                                                 2001
          ----                                                 ----
          First Quarter             $21.00       $20.09        First Quarter         $21.00         $18.00
          Second Quarter            $20.50       $20.50        Second Quarter        $21.00         $18.50
          Third Quarter             $21.50       $21.10        Third Quarter         $21.00         $18.60
          Fourth Quarter            $21.35       $21.10        Fourth Quarter        $21.00         $19.02



Management believes that the above prices reflect sales between individuals or entities who had various reasons and degrees of motivation for their purchases and sales. Furthermore, there may have been private sales between individuals who have not presented their shares for transfer on the Company's transfer books.

The development of an active secondary market requires the existence of an adequate number of willing buyers and sellers. As of January 1, 2003, the known trading volume for the Company's common stock was 19,985 shares during 2002. Although this reported volume may not reflect total volume during the indicated period due to the possible existence of unreported private sales and purchases among investors, the reported volume would indicate a lack of activity in the secondary market for the Company's common stock.

The Company has not paid cash dividends to shareholders since its inception. At present, the only source of funds available for the payment of cash dividends by the Company are dividends paid to the Company by the Bank. Regulatory requirements restrict the amount of dividends that the Bank can pay the Company. At December 31, 2002, the Bank could pay dividends of approximately $1,899,000, plus earnings of the Bank in 2003, to the Company without obtaining prior approval.

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

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS







To the Board of Directors and Stockholders
First Cherokee Bancshares, Inc.


We have audited the accompanying consolidated balance sheets of First Cherokee Bancshares, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of earnings, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Cherokee Bancshares, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

                                                   /s/ Porter Keadle Moore, LLP
                                                   ----------------------------
                                                       PORTER KEADLE MOORE, LLP

Atlanta, Georgia
February 12, 2003

                FIRST CHEROKEE BANCSHARES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 2002 and 2001


                                                      2002              2001
                                                      ----              ----

                                     Assets
                                     ------

Cash and due from banks, including reserve
   requirements of $2,349,000 and $831,000      $   5,273,363         6,802,003
Interest-bearing deposits with banks                8,541,728         1,613,490
Federal funds sold                                  6,734,000         1,332,000
                                                    ---------         ---------

          Cash and cash equivalents                20,549,091         9,747,493

Securities available for sale                       4,992,362         1,912,248
Other investments                                     985,400         1,100,900
Loans, net                                        145,570,660       154,662,913
Premises and equipment, net                         4,698,810         4,460,696
Accrued interest receivable and other assets       11,491,485         9,869,788
                                                   ----------         ---------

                                                $ 188,287,808       181,754,038
                                                =============       ===========

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Deposits:
    Demand                                      $  21,386,628        21,524,568
    Interest-bearing demand                        55,395,546        29,116,824
    Savings                                         4,268,280         3,756,413
    Time                                           54,254,943        66,722,932
    Time, in excess of $100,000                    29,565,007        44,610,809
                                                   ----------        ----------

          Total deposits                          164,870,404       165,731,546

Trust preferred securities                          9,000,000              -
Note payable and other borrowings                        -            1,863,259
Accrued interest payable and other liabilities      1,242,264         1,614,109
                                                    ---------         ---------

          Total liabilities                       175,112,668       169,208,914
                                                  -----------       -----------

Commitments

Stockholders' equity:
    Common stock, $1 par value, 10,000,000
       shares authorized, 775,325 shares
       issued, 725,227 and 721,914 shares
       outstanding                                    775,325           775,325
    Additional paid-in capital                      6,907,556         6,899,357
    Retained earnings                               6,558,159         5,983,340
    Accumulated other comprehensive income,
       net of tax                                         444               668
                                                          ---               ---

                                                   14,241,484        13,658,690
    Less treasury stock at cost, 50,098 and
       53,411 shares                               (1,066,344)       (1,113,566)
                                                   ----------        ----------

          Total stockholders' equity               13,175,140        12,545,124
                                                   ----------        ----------

                                                $ 188,287,808       181,754,038
                                                =============       ===========

See accompanying notes to consolidated financial statements.

                FIRST CHEROKEE BANCSHARES, INC. AND SUBSIDIARIES

                       Consolidated Statements of Earnings

              For the Years Ended December 31, 2002, 2001 and 2000

                                                          2002          2001            2000
                                                          ----          ----            ----

Interest income:
    Interest and fees on loans                       $ 12,261,104    15,282,136      14,477,763
    Interest on federal funds sold                         98,552        49,854          39,775
    Interest on deposits with other banks                 183,823       129,436         210,787
    Interest and dividends on investments:
       U.S. Government agencies                            86,581        48,707          29,481
       Other                                              107,649        96,501          74,449
                                                          -------        ------          ------


              Total interest income                    12,737,709    15,606,634      14,832,255
                                                       ----------    ----------      ----------

Interest expense:
    Interest on deposits:
       Demand                                             820,283       733,570         832,339
       Savings                                             28,000        53,353          73,973
       Time                                             4,368,328     6,469,184       5,440,421
                                                        ---------     ---------       ---------

                                                        5,216,611     7,256,107       6,346,733

    Other                                                 318,458       170,768         194,108
                                                          -------       -------         -------

              Total interest expense                    5,535,069     7,426,875       6,540,841
                                                        ---------     ---------       ---------

              Net interest income                       7,202,640     8,179,759       8,291,414

Provision for loan losses                                 250,000       317,000         854,253
                                                          -------       -------         -------

              Net interest income after
               provision for loan losses                6,952,640     7,862,759       7,437,161
                                                        ---------     ---------       ---------

Noninterest income:
    Service charges on deposit accounts                 1,169,326       804,863         777,463
    Gain on sales of loans, net                           222,020          -            148,011
    Gain (loss) on sales of premises and equipment        (14,870)      254,118           -
    Miscellaneous                                         586,263       376,879         298,895
                                                          -------       -------         -------

              Total noninterest income                  1,962,739     1,435,860       1,224,369
                                                        ---------     ---------       ---------

Noninterest expenses:
    Salaries and employee benefits                      3,991,866     4,058,533       3,515,573
    Occupancy                                             978,498       982,500         953,290
    Other operating                                     3,187,087     2,248,369       1,961,433
                                                        ---------     ---------       ---------

              Total noninterest expenses                8,157,451     7,289,402       6,430,296
                                                        ---------     ---------       ---------

              Earnings before income taxes                757,928     2,009,217       2,231,234

Income tax expense                                        183,109       684,870         763,122
                                                          -------       -------         -------

              Net earnings                            $   574,819     1,324,347       1,468,112
                                                      ===========     =========       =========

Basic earnings per share                              $       .79          1.83            1.99
                                                      ===========          ====            ====

Diluted earnings per share                            $       .78          1.81            1.98
                                                      ===========          ====            ====

See accompanying notes to consolidated financial statements.

                FIRST CHEROKEE BANCSHARES, INC. AND SUBSIDIARIES

                 Consolidated Statements of Comprehensive Income

              For the Years Ended December 31, 2002, 2001 and 2000

                                                          2002           2001            2000
                                                          ----           ----            ----
Net earnings                                           $ 574,819      1,324,347       1,468,112
Other comprehensive income (loss), net of tax:
     Unrealized gain (loss) on available for
        sale securities arising during the period,
        net of tax of $(137), $1,585 and $2,575,
        respectively                                        (224)         2,585           4,203
                                                            ----          -----           -----

Comprehensive income                                   $ 574,595      1,326,932       1,472,315
                                                       =========      =========       =========











































See accompanying notes to consolidated financial statements.

                FIRST CHEROKEE BANCSHARES, INC. AND SUBSIDIARIES

           Consolidated Statements of Changes in Stockholders' Equity

              For the Years Ended December 31, 2002, 2001 and 2000

                                                                                Accumulated
                                                                                   Other
                                                  Additional                   Comprehensive
                                         Common     Paid-In        Retained    Income (Loss),       Treasury
                                          Stock     Capital        Earnings     Net of Tax           Stock        Total
                                          -----     -------        --------     ----------           -----        -----
Balance, December 31, 1999             $ 774,225    6,896,897     3,190,881         (6,120)         (516,688)    10,339,195

Purchase of treasury stock                  -            -             -              -             (813,259)      (813,259)

Sale of treasury stock                      -          (4,790)         -              -               48,594         43,804

Exercise of stock options                  1,100        8,900          -              -                 -            10,000

Change in accumulated other
  comprehensive income (loss),
  net of tax                                -            -             -             4,203              -             4,203

Net earnings                                -            -        1,468,112           -                 -         1,468,112
                                       ---------    ---------     ---------      ---------         ---------      ---------

Balance, December 31, 2000               775,325    6,901,007     4,658,993         (1,917)       (1,281,353)    11,052,055

Purchase of treasury stock                  -            -             -              -             (115,678)      (115,678)

Sale of treasury stock                      -           8,370          -              -              263,445        271,815

Exercise of stock options                   -         (10,020)         -              -               20,020         10,000

Change in accumulated other
  comprehensive income (loss),
  net of tax                                -            -             -             2,585              -             2,585

Net earnings                                -            -        1,324,347           -                 -         1,324,347
                                       ---------    ---------     ---------      ---------          ---------     ---------

Balance, December 31, 2001               775,325    6,899,357     5,983,340            668        (1,113,566)    12,545,124

Purchase of treasury stock                  -            -             -              -              (94,503)       (94,503)

Sale of treasury stock                      -          18,219          -              -              121,705        139,924

Exercise of stock options                   -         (10,020)         -              -               20,020         10,000

Change in accumulated other
  comprehensive income (loss),
  net of tax                                -            -             -              (224)             -              (224)

Net earnings                                -            -          574,819           -                 -           574,819
                                       ---------    ---------     ---------      ---------         ---------      ---------

Balance, December 31, 2002             $ 775,325    6,907,556     6,558,159            444        (1,066,344)    13,175,140
                                       =========    =========     =========      =========         =========     ==========


See accompanying notes to consolidated financial statements.

                FIRST CHEROKEE BANCSHARES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

              For the Years Ended December 31, 2002, 2001 and 2000

                                                          2002           2001            2000
                                                          ----           ----            ----
Cash flows from operating activities:
    Net earnings                                       $ 574,819      1,324,347       1,468,112
    Adjustments to reconcile net
     earnings to net cash provided by operating
     activities:
       Depreciation, amortization and accretion          639,030        750,777         707,096
       Provision for loan losses                         250,000        317,000         854,253
       Gain on sales of loans, net                      (222,020)          -           (148,011)
       Deferred income taxes                            (150,681)       (36,047)       (325,423)
       (Gain) loss on sales of other real estate
        and repossessions                                334,330        (24,929)         (7,389)
       Writedown of other real estate                    161,429         79,769            -
       (Gain) loss on sales of premises and equipment     14,870       (254,118)           -
       Increase in cash surrender value
        life insurance                                  (166,535)      (134,995)       (127,904)
       Change in:
          Accrued interest receivable and other
           assets                                       (457,557)       648,674        (426,534)
          Accrued interest payable and other
           liabilities                                  (371,845)       (46,680)        636,993
                                                        --------        -------         -------
                 Net cash provided by operating
                  activities                             605,840      2,623,798       2,631,193
                                                         -------      ---------       ---------

Cash flows from investing activities:
    Proceeds from maturities and calls of
     securities available for sale                     1,379,854      1,508,828           8,242
    Purchases of securities available for sale        (4,469,396)    (2,899,514            -
    Purchases of other investments                       (42,000)       (13,500)       (235,600)
    Proceeds from call of other investments              157,500           -               -
    Investment in unconsolidated subsidiaries               -        (1,226,125)           -
    Proceeds from sales of loans                       3,622,548           -          2,970,726
    Net change in loans                                4,677,789    (12,146,718)    (38,787,056)
    Purchase of cash surrender value life insurance   (1,239,107)      (520,000)       (342,011)
    Proceeds from surrender of life insurance            362,434           -               -
    Purchases of premises and equipment                 (661,027)    (1,287,054)       (338,288)
    Proceeds from sales of premises and equipment          4,000        679,159            -
    Proceeds from sales of other real estate and
     repossessions                                       553,831        223,181         681,319
    Improvements to other real estate and
     repossessions                                      (242,701)      (464,544)       (182,889)
                                                        --------       --------        --------
                 Net cash provided (used) by
                  investing activities                 4,103,725    (16,146,287)    (36,225,557)
                                                       ---------    -----------     -----------

Cash flows from financing activities:
    Net change in demand and savings deposits         26,652,649      2,716,792      10,184,049
    Net change in time deposits                      (27,513,791)    14,264,918      27,844,373
    Repayment of FHLB advances                             -               -         (3,000,000)
    Net proceeds from (repayment of) note payable     (1,863,259)       350,000         537,960
    Proceeds from sales of treasury stock                139,924        271,815          43,804
    Proceeds from exercise of stock options               10,000         10,000          10,000
    Purchase of treasury stock                           (94,503)      (115,678)       (813,259)
    Proceeds from issuance of trust preferred
     securities                                        9,000,000           -               -
    Transaction costs associated with trust
     preferred securities                               (238,987)          -               -
                                                        --------       --------        --------
                 Net cash provided by financing
                  activities                           6,092,033     17,497,847      34,806,927
                                                       ---------     ----------      ----------

Net change in cash and cash equivalents               10,801,598      3,975,358       1,212,563

Cash and cash equivalents at beginning of year         9,747,493      5,772,135       4,559,572
                                                       ---------      ---------       ---------

Cash and cash equivalents at end of year            $ 20,549,091      9,747,493       5,772,135
                                                    ============      =========       =========


                FIRST CHEROKEE BANCSHARES, INC. AND SUBSIDIARIES

                Consolidated Statements of Cash Flows, continued

              For the Years Ended December 31, 2002, 2001 and 2000

                                                          2002          2001            2000
                                                          ----          ----            ----
Supplemental disclosure of cash flow information:
 Cash paid during the year for:
       Interest                                       $ 5,916,069     7,570,720       5,994,151
       Income taxes, net of refunds received          $   248,500       809,000         993,000
    Noncash investing and financing activities:
       Change in accumulated other comprehensive
        income (loss), net of tax                     $      (224)        2,585           4,203
       Transfer of loans to other real estate and
        repossessions                                 $ 2,824,675     2,537,651         201,288
       Financed sales of other real estate and
        repossessions                                 $ 2,060,739       975,800         117,303











































See accompanying notes to consolidated financial statements.

                FIRST CHEROKEE BANCSHARES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Organization
     ------------
     First Cherokee Bancshares, Inc. (the "Company") is a bank holding company whose business is conducted by its wholly owned bank subsidiaries, First National Bank of Cherokee (the "Bank") and First Cherokee Capital Trust I (the "Trust"). The Company is subject to regulation under the Bank Holding Company Act of 1956.

     The Bank is a commercial bank that serves Woodstock, Georgia, a community located approximately 20 miles north of metropolitan Atlanta and surrounded by Cherokee and Cobb counties. The Bank is chartered and regulated by the Office of the Comptroller of the Currency ("OCC"), is insured and subject to regulation by the Federal Deposit Insurance Corporation and is a member of the Federal Reserve System.

     In December 2000, the Bank acquired a 60% interest in Cherokee National Trust, LLC ("CNT"). CNT was formed for the purpose of providing trust and custodial services and began operations in January 2001. The Bank is entitled to 50% of CNT's results of operations.

     In May 2001, the Bank acquired a 33.34% ownership interest in Elizabeth Station, LLC. Elizabeth Station, LLC was formed for the purpose of acquiring, developing and leasing real property. The investment in Elizabeth Station, LLC is accounted for using the equity method of accounting.

     In October 2001, the Bank acquired a 12.82% ownership interest in EastPoint Technologies, LLC ("EastPoint"). EastPoint was formed for the purpose of providing and operating licensed software applications and data processing services. The investment in EastPoint is accounted for using the cost method of accounting.

     Basis of Presentation and Reclassification
     ------------------------------------------
     The consolidated financial statements include the accounts of the Company, the Bank, the Trust, and the Bank's 60% owned subsidiary, CNT. All intercompany accounts and transactions have been eliminated in consolidation.

     The accounting and reporting policies of the Company and the Bank, and the methods of applying these principles, conform with accounting principles generally accepted in the United States of America ("GAAP") and general practices within the banking industry. In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ significantly from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near-term include, but are not limited to, the determination of the allowance for loan losses, prepayment speeds of the SBA loan portfolio and the valuation of real estate acquired in connection with or in lieu of foreclosure on loans.

     Cash and Cash Equivalents
     -------------------------
     For presentation purposes in the consolidated statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with banks and federal funds sold.

     Securities Available for Sale
     -----------------------------
     The Company classifies its securities in one of three categories: trading, available for sale or held to maturity. At December 31, 2002 and 2001, all investment securities were classified as available for sale.

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

                FIRST CHEROKEE BANCSHARES, INC. AND SUBSIDIARIES

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

     A loan is considered impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price, or at the fair value of the collateral of the loan if the loan is collateral dependent. Recognition of interest income on impaired loans is analyzed on a case-by-case basis.

     Accrual of interest is discontinued on a loan when management believes after considering economic conditions and collection efforts that the borrower's financial condition is such that collection of interest is doubtful. Interest previously accrued but not collected is reversed against current period earnings and interest is recognized on a cash basis when such loans are placed on nonaccrual status.

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

     Servicing assets and interest-only strips receivable are recognized from the sales of the portion of loans guaranteed by SBA with the retention of loan servicing being carried at the present value of estimated future net servicing income over the estimated lives of the related SBA loans less amounts amortized. Amortization of these assets is computed using a level yield method over the estimated remaining lives of the related SBA loans taking into consideration assumed prepayment patterns. Servicing assets and interest-only strips receivable are measured for impairment periodically via stratification of the assets by predominant risk characteristic such as loan term and interest rate. No valuation allowances were required based upon the evaluation for impairment at December 31, 2002 or 2001. There were no SBA loans held for sale at December 31, 2002 and 2001.

     Allowance for Loan Losses
     -------------------------
     The allowance for loan losses is established through a provision for loan losses charged to earnings. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance represents an amount, which, in management's judgment, will be adequate to absorb probable losses on existing loans that may become uncollectible.

     Management's judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the borrower's ability to pay, overall portfolio quality, and review of specific problem loans. In determining the adequacy of the allowance for loan losses, management uses a loan grading system that rates individual loans into five risk classifications including: average, watch, special mention, substandard, and doubtful. For those substandard loans determined to be impaired, a specific reserve is maintained equal to the portion of the loan that is considered impaired. Certain other variables such as binding commitments, industry trends and concentration risks, local economic and business conditions, and delinquency trends are factored into the calculation of the allowance. The combination of these results is compared monthly to the recorded allowance for loan losses and material differences are adjusted by increasing or decreasing the provision for loan losses. Management uses an independent external loan review firm to validate the loan grading system and provide additional analysis in determining the adequacy of the allowance for loan losses and the future provisions for estimated losses. Management believes the allowance for loan losses is adequate.

                FIRST CHEROKEE BANCSHARES, INC. AND SUBSIDIARIES

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     Allowance for Loan Losses, continued
     ------------------------------------
     While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

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

                FIRST CHEROKEE BANCSHARES, INC. AND SUBSIDIARIES

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     Net Earnings Per Share
     ----------------------
     Basic earnings per share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares. The reconciliation of the amounts used in the computation of basic earnings per share and diluted earnings per share for the years ended December 31, 2002, 2001 and 2000 is as follows:

      FOR THE YEAR ENDED DECEMBER 31, 2002          Net       Common   Per Share
                                                  Earnings    Shares     Amount
                                                  --------    ------     ------
      Basic earnings per share                    $574,819   725,539      $.79

      Effect of dilutive securities:
           Stock options                              -        9,020
                                                     -----     -----

      Diluted earnings per share                 $ 574,819   734,559     $ .78
                                                 =========   =======

      FOR THE YEAR ENDED DECEMBER 31, 2001           Net      Common   Per Share
                                                  Earnings    Shares     Amount
                                                  --------    ------     ------
      Basic earnings per share                 $ 1,324,347   722,338    $ 1.83

      Effect of dilutive securities:
           Stock options                              -        9,672
                                                    -----      -----

      Diluted earnings per share               $ 1,324,347   732,010    $ 1.81
                                               ===========   =======


      FOR THE YEAR ENDED DECEMBER 31, 2000          Net       Common   Per Share
                                                 Earnings     Shares     Amount
                                                 --------     ------     ------

      Basic earnings per share                 $ 1,468,112   737,519    $ 1.99

      Effect of dilutive securities:
           Stock options                              -        3,126
                                                     -----     -----

      Diluted earnings per share               $ 1,468,112   740,645    $ 1.98
                                               ===========   =======

     Stock Options
     -------------
     As allowed under GAAP no compensation cost has been recognized for either of the option plans. Had compensation cost for director and employee options been determined based upon the fair value of the options at the grant dates, the Company's net earnings and net earnings per share would have been reduced to the proforma amounts indicated below.

                                                         2002            2001            2000
                                                         ----            ----            ----
      Net earnings                   As reported      $ 574,819       1,324,347       1,468,112

      Effect of grants, net of tax                      (15,220)        (48,329)        (40,839)
                                                        -------         -------         -------

      Net earnings                   Proforma         $ 559,599       1,276,018       1,427,273

      Basic earnings per share       As reported      $     .79            1.83            1.99
                                     Proforma         $     .77            1.77            1.94
      Diluted earnings per share     As reported      $     .78            1.81            1.98
                                     Proforma         $     .76            1.74            1.93

     The fair value of each option is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2001: volatility of 0.33, no dividend yield, a risk-free interest rate of 5.0%, and an expected life of 10 years.

                FIRST CHEROKEE BANCSHARES, INC. AND SUBSIDIARIES

 (2) SECURITIES AVAILABLE FOR SALE
     The amortized cost and estimated fair value of securities available for sale at December 31, 2002 and 2001 are presented below:

                                                       2002
                                                       ----
                                                 Gross      Gross     Estimated
                                  Amortized   Unrealized  Unrealized    Fair
                                     Cost        Gains      Losses      Value
                                     ----        -----      ------      -----
     U.S. Government agencies    $  150,997      1,347        -         152,344
     Trust preferred securities     950,000       -           -         950,000
     Mortgage-backed securities   3,890,649       -            631    3,890,018
                                  ---------      -----         ---    ---------

                                 $4,991,646      1,347         631    4,992,362
                                 ==========      =====         ===    =========


                                                      2001
                                                      ----
                                                Gross      Gross      Estimated
                                 Amortized   Unrealized  Unrealized     Fair
                                    Cost        Gains      Losses       Value
                                    ----        -----      ------       -----
     U.S. Government agencies  $ 1,150,093        137        -        1,150,230
     Trust preferred securities    750,000       -           -          750,000
     Mortgage-backed securities     11,078        940        -           12,018
                                    ------        ---       ---          ------

                               $ 1,911,171      1,077        -        1,912,248
                               ===========      =====       ===       =========


     The amortized cost and estimated fair value of securities available for sale at December 31, 2002, by contractual maturity, are shown below. Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

                                                 Amortized           Estimated
                                                   Cost             Fair Value
                                                   ----             ----------
            Due within one year                $   150,997              152,344
            Due after ten years                    950,000              950,000
            Mortgage-backed securities           3,890,649            3,890,018
                                                 ---------            ---------

                                               $ 4,991,646            4,992,362
                                                 =========            =========

     There were no sales of securities during 2002, 2001 and 2000.

     At December 31, 2002 and 2001, securities with a carrying value of approximately $2,334,000 and $1,151,000, respectively, were pledged against public deposits as required by law.

                FIRST CHEROKEE BANCSHARES, INC. AND SUBSIDIARIES

(3)  LOANS
     Major classifications of loans at December 31, 2002 and 2001 are presented below:

                                                     2002               2001
                                                     ----               ----
            Commercial                         $   9,735,944          7,817,059
            SBA - unguaranteed                    22,239,974         28,095,364
            Real estate - mortgage                88,312,520         85,727,852
            Real estate - construction            18,069,845         28,195,142
            Installment and other consumer         9,588,312          7,124,006
                                                   ---------          ---------

                      Total loans                147,946,595        156,959,423

            Less allowance for loan losses         2,375,935          2,296,510
                                                   ---------          ---------

                      Total net loans          $ 145,570,660        154,662,913
                                               =============        ===========

     At December 31, 2002 and 2001, the recorded investment in loans that were considered to be impaired was $4,488,753 and $926,350, respectively, all of which were nonaccrual loans. In addition, at December 31, 2001, the Company had approximately $28,450 in loans past due more than ninety days and still accruing interest (no such loans at December 31, 2002). The related allowance for loan losses on impaired loans was $590,036 and $145,202 at December 31, 2002 and 2001, respectively. The average recorded investment in impaired loans for the twelve months ended December 31, 2002 and 2001 was approximately $3,643,000 and $1,242,000, respectively. For the years ended December 31, 2002, 2001 and 2000, the Company recognized approximately $150,000, $125,000 and $159,000, respectively, of interest income on impaired loans. Interest income that would have been recorded on nonaccrual loans for the years ended December 31, 2002, 2001 and 2000, had they performed in accordance with their original terms, amounted to approximately $271,000, $45,000 and $179,000, respectively.

     The Bank grants loans and extensions of credit to individuals and a variety of firms and corporations located primarily in Cherokee County and Cobb County, Georgia. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate which is dependent upon the real estate market.

     The Bank services SBA loans for others that are not included in the accompanying consolidated balance sheets with unpaid principal balances at December 31, 2002 and 2001 of approximately $22,572,000 and $25,734,000, respectively. Servicing assets amounted to $330,354 and $394,835 at December 31, 2002 and 2001, respectively. The Company recognized new servicing assets of approximately $88,000 during 2002 and amortized approximately $153,000 and $135,000 in servicing assets during 2002 and 2001, respectively. No new servicing assets were recognized during 2001. Interest-only strips receivable totaled $158,372 and $254,578 at December 31, 2002 and 2001, respectively. The Company recognized no new interest-only strips receivable during 2002 and 2001 and amortized approximately $96,000 and $67,000, respectively, for those years. Servicing assets and interest-only strips receivable are included in other assets on the consolidated balance sheet.

     An analysis of the activity in the allowance for loan losses for the years ended December 31, 2002, 2001 and 2000 is presented below:

                                              2002          2001         2000
                                              ----          ----         ----
            Balance at beginning of year   $2,296,510    2,047,962    1,338,691
            Provision                         250,000      317,000      854,253
            Loans charged off                (202,026)    (210,191)    (167,756)
            Recoveries                         31,451      141,739       22,774
                                               ------      -------       ------

            Balance at end of year         $2,375,935    2,296,510    2,047,962
                                           ==========    =========    =========

                FIRST CHEROKEE BANCSHARES, INC. AND SUBSIDIARIES

(4)  PREMISES AND EQUIPMENT
     Premises and equipment at December 31, 2002 and 2001 are summarized as follows:

                                                      2002              2001
                                                      ----              ----

            Land                                  $   578,128           578,128
            Buildings and improvements              4,153,903         3,973,533
            Furniture, fixtures and equipment       2,312,486         1,882,289
                                                    ---------         ---------

                                                    7,044,517         6,433,950

            Less accumulated depreciation           2,345,707         1,973,254
                                                    ---------         ---------

                                                  $ 4,698,810         4,460,696
                                                    =========         =========

     Depreciation expense was approximately $404,000, $470,000 and $469,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

(5)  TIME DEPOSITS
     At December 31, 2002 the scheduled maturities of time deposits are as follows:

        Year Ending December 31,
                           2003                                    $ 62,313,566
                           2004                                       8,475,972
                           2005                                       4,679,224
                           2006                                       1,973,518
                           Thereafter                                 6,377,670
                                                                      ---------

                                                                   $ 83,819,950
                                                                   ============

     At December 31, 2002, the Company had approximately $20,100,000 in time deposits purchased through third party brokers.

(6)  NOTE PAYABLE AND OTHER BORROWINGS
     The Bank has an agreement with the Federal Home Loan Bank ("FHLB") to provide the Bank credit facilities. Any amounts advanced by the FHLB are collateralized under a blanket floating lien on all of the Bank's 1-4 family first mortgage loans and certain loans specifically identified. The Bank may draw advances up to 75% of the outstanding balance of these loans based on the agreement with the FHLB. The Bank had no borrowings from the FHLB outstanding as of December 31, 2002 and 2001.

     At December 31, 2002, the Bank has $3,500,000 available for the purchase of overnight federal funds from a correspondent financial institution.

     In June 2002 the Company formed a wholly owned Delaware statutory trust, First Cherokee Capital Trust I (the "Trust"), which issued $9 million aggregate principal amount of trust preferred securities. The trust preferred securities represent guaranteed preferred beneficial interests in the Company's junior subordinated deferrable interest debentures that qualify as Tier I capital subject to the limitations under Federal Reserve Board guidelines. The Company owns all of the $300,000 aggregate principal amount of the common securities of the Trust. The proceeds from the issuance of the common securities and the trust preferred securities were used by the Trust to purchase $9.3 million of junior subordinated debentures of the Company, which pay interest at a floating rate equal to the three-month LIBOR plus 365 basis points. The proceeds received by the Company from the sale of the junior subordinated debentures were used to reduce the Company's debt by approximately $3.3 million. The remaining proceeds will be used for other purposes deemed necessary

                FIRST CHEROKEE BANCSHARES, INC. AND SUBSIDIARIES

(6) NOTE PAYABLE AND OTHER BORROWINGS, CONTINUED by the Board of Directors and management. The debentures represent the sole asset of the Trust. The debentures and related earnings statement effects are eliminated in the Company's consolidated financial statements.

     The trust preferred securities accrue and pay quarterly distributions based on the liquidation value of $1,000 per capital security at a floating rate equal to the three-month LIBOR plus 365 basis points. The Company has entered into contractual arrangements which, taken collectively, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the obligations of the Trust under the trust preferred securities.

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

(7)  INCOME TAXES
     The following is an analysis of income tax expense for the years ended December 31, 2002, 2001 and 2000:

                                           2002            2001          2000
                                           ----            ----          ----

            Current                     $ 333,790        720,917      1,088,545
            Deferred                     (150,681)       (36,047)      (325,423)
                                         --------        -------       --------

                                        $ 183,109        684,870        763,122
                                         ========        =======        =======

     The differences between income tax expense and the amount computed by applying the statutory federal income tax rate to earnings before taxes for the years ended December 31, 2002, 2001 and 2000 are as follows:

                                           2002           2001           2000
                                           ----           ----           ----
            Pretax income at
             statutory rates            $ 257,696        683,134        758,620
            Add (deduct):
                Increase in cash
                 surrender value of
                  life insurance          (56,622)       (45,898)       (43,487)
                Other, net                (17,965)        47,634         47,989
                                          -------         ------         ------

                                        $ 183,109        684,870        763,122
                                         ========        =======        =======

                FIRST CHEROKEE BANCSHARES, INC. AND SUBSIDIARIES

(7)  INCOME TAXES, CONTINUED
     The following summarizes the components of the net deferred tax asset. The net deferred tax asset is included in other assets at December 31, 2002 and 2001.

                                                          2002           2001
                                                          ----           ----
            Deferred tax assets:
                Allowance for loan losses             $  806,054        753,918
                Deferred gains on SBA loans               21,242         27,630
                Nonaccrual loan interest                  30,789         15,745
                Deferred compensation                    178,197        138,901
                Core deposit intangible                   36,838         45,506
                Other real estate owned                   39,558           -
                Other                                     70,201         16,879
                                                          ------         ------

                       Gross deferred tax asset        1,182,879        998,579
                                                       ---------        -------

            Deferred tax liabilities:
                Unrealized gain on securities
                 available for sale                          272            409
                Premises and equipment                   131,953         98,334
                                                         -------         ------

                       Gross deferred tax liability      132,225         98,743
                                                         -------         ------

                       Net deferred tax asset        $ 1,050,654        899,836
                                                     ===========        =======

 (8) STOCKHOLDERS' EQUITY
     Dividends paid by the Bank are the primary source of funds available to the Company. Banking regulations limit the amount of dividends that may be paid without prior approval of the regulatory authorities. These restrictions are based on the level of regulatory capital and retained net earnings in prior years. The amount of dividends that the Bank could pay in 2003 without obtaining prior regulatory approval is approximately $1,899,000 plus earnings of the Bank in 2003.

     During 2002, the Company sold 6,687 shares of its treasury stock at an aggregate sales price of $139,924 or $20.92 per share. The Company purchased 4,474 of its common shares during 2002 at an aggregate purchase price of $94,503, or $21.12 per share. Additionally, options to acquire 1,100 shares of common stock were exercised during 2002 at a total exercise price of $10,000. These shares were issued out of treasury stock at a cost of $18.20 per share and the excess of this amount over the exercise price per share was charged to additional paid-in capital.

     During 2001, the Company sold 14,475 shares of its treasury stock at an aggregate sales price of $271,815 or $18.78 per share. All of the shares were sold to the Company's employee and director benefit plans. The Company purchased 5,554 of its common shares during 2001 at an aggregate purchase price of $115,678, or $20.82 per share. Additionally, options to acquire 1,100 shares of common stock were exercised during 2001 at a total exercise price of $10,000. These shares were issued out of treasury stock at a cost of $18.20 per share and the excess of this amount over the exercise price per share was charged to additional paid-in capital.

     During 2000, the Company sold 2,670 shares of its treasury stock at an aggregate sales price of $43,804, or $16.41 per share. All of the shares were sold to the Company's employee and director benefit plans. The Company purchased 37,826 of its common shares during 2000 at an aggregate purchase price of $813,259, or $21.50 per share.

(9)  EMPLOYEE AND DIRECTOR BENEFIT PLANS
     The Company has an Employee Stock Plan whereby 96,000 shares of common stock have been reserved for incentive stock options. These options will allow employees to purchase shares of common stock at a price not less than fair market value at the date of grant and are exercisable no later than ten years from the date of grant. All options granted prior to March 1998 vested immediately at the date of grant. All options granted subsequent to February 1998 vest over a five-year period.

                FIRST CHEROKEE BANCSHARES, INC. AND SUBSIDIARIES

(9)  EMPLOYEE AND DIRECTOR BENEFIT PLANS, CONTINUED
     In March 1998, the Company reserved 15,000 shares of nonqualified stock options for the benefit of the Company's directors which allows them to purchase Company stock at a price equal to the fair market value at the date of grant. The options vest over a five-year period and are exercisable no later than ten years from the date of grant.

     A summary status of the Company's director and employee option activity as of December 31, 2002, 2001 and 2000, and changes during the years ending on those dates, is presented below:

                                                2002                   2001                    2000
                                                ----                   ----                    ----

                                                     Wtd. Avg.               Wtd. Avg.               Wtd. Avg.
                                         Option       Exercise   Option      Exercise     Option     Exercise
                                         Shares        Price     Shares        Price      Shares       Price
                                         ------        -----     ------        -----      ------       -----
      Outstanding, beginning of year     50,700       $16.83     46,800       $16.44      47,900      $16.27
      Granted during the year              -            -         5,000       $18.75        -           -
      Exercised during the year          (1,100)      $ 9.09     (1,100)      $ 9.09      (1,100)     $ 9.09
      Canceled during the year           (9,000)      $17.39       -             -          -           -
                                         ------                 -------                  -------

      Outstanding, end of year           40,600       $16.91     50,700       $16.83      46,800      $16.44
                                         ======                  ======                   ======

      Options exercisable at year end    30,920       $16.53     30,740       $16.18      24,360      $15.34
                                         ======                  ======                   ======

      Weighted average fair value of
       options granted during the year                  -                     $12.08                    -
                                                       =====                   =====                   =====


     The weighted average remaining contractual life for options with exercise prices ranging from $9.09 to $14.00 is approximately four years and for options with exercise prices ranging from $17.71 to $18.75 is approximately six years.

     The Bank provides retirement benefits to its board of directors and certain key officers for purposes of providing death benefits for their designated beneficiaries. Under the plan, the Bank purchases split-dollar whole life insurance contracts on the lives of certain key officers and each director. The increase in cash surrender value of the contracts, less the Bank's cost of funds, constitutes the Bank's contribution to the plan each year. In the event the insurance contracts fail to produce positive returns, the Bank has no obligation to contribute to the plan. At December 31, 2002 and 2001, the cash surrender value of the insurance contracts was $4,163,772 and $3,120,564, respectively, and is included as a component of other assets. Expenses incurred for benefits for this plan were approximately $109,000, $113,000 and $63,000 during 2002, 2001 and 2000, respectively.

     The Company maintains a 401(k) profit sharing plan covering substantially all employees subject to certain minimum age and service requirements. Contributions to the plan are determined annually by the Board of Directors. The Company's contribution to the plan was approximately $72,000, $70,000 and $59,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

(10) RELATED PARTY TRANSACTIONS
     At December 31, 2002 and 2001, deposits from directors, executive officers and their related interests aggregated approximately $4,110,000 and $4,908,000, respectively. These deposits were taken in the normal course of business at market interest rates.

     The Bank conducts transactions with directors and executive officers, including companies in which they have beneficial interests, in the normal course of business. It is the policy of the Bank that loan transactions with directors and executive officers be made on substantially the same terms as those prevailing at the time for comparable loans to other persons. The following is a summary of activity for related party loans for 2002:

             Balance at December 31, 2001                           $ 2,707,000
             New loans                                                2,006,000
             Repayments                                              (3,189,000)
                                                                      ---------

             Balance at December 31, 2002                           $ 1,524,000
                                                                      =========

                FIRST CHEROKEE BANCSHARES, INC. AND SUBSIDIARIES

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

     Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios of Total Capital and Tier 1 Capital to Risk-Weighted Assets and of Tier 1 Capital to Average Assets (all as defined). Management believes, as of December 31, 2002, the Company and the Bank met all capital adequacy requirements to which they are subject.

     As of December 31, 2002, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth below. There are no conditions or events since that notification that management believes have changed the Bank's category.

     The Company's and the Bank's actual capital amounts and ratios are also presented below.


                                                                                                        To Be Well
                                                                                                     Capitalized Under
                                                                                  For Capital        Prompt Corrective
                                                               Actual          Adequacy Purposes     Action Provisions
                                                               ------          -----------------     -----------------
                                                         Amount      Ratio     Amount       Ratio    Amount      Ratio
                                                         ------      -----     ------       -----    ------      -----
                                                                             (dollars in thousands)
      AS OF DECEMBER 31, 2002:
        Total Capital (to Risk-Weighted Assets)
             Consolidated                                $24,099     15.70%    $12,277       8.00%       N/A        N/A
             Bank                                        $18,479     12.06%    $12,256       8.00%   $15,320      10.00%
        Tier 1 Capital (to Risk-Weighted Assets)
              Consolidated                               $16,468     10.73%     $6,138       4.00%       N/A        N/A
              Bank                                       $16,558     10.81%     $6,128       4.00%    $9,192       6.00%
        Tier 1 Capital (to Average Assets)
              Consolidated                               $16,468      8.56%     $7,699       4.00%       N/A        N/A
              Bank                                       $16,558      8.62%     $7,685       4.00%    $9,606       5.00%
      AS OF DECEMBER 31, 2001:
        Total Capital (to Risk-Weighted Assets)
              Consolidated                               $14,477      9.38%    $12,352       8.00%       N/A        N/A
              Bank                                       $16,229     10.52%    $12,344       8.00%   $15,430      10.00%
        Tier 1 Capital (to Risk-Weighted Assets)
              Consolidated                               $12,544      8.13%     $6,176       4.00%       N/A        N/A
              Bank                                       $14,296      9.26%     $6,172       4.00%    $9,258       6.00%
        Tier 1 Capital (to Average Assets)
              Consolidated                               $12,544      6.90%     $7,272       4.00%       N/A        N/A
              Bank                                       $14,296      7.87%     $7,268       4.00%    $9,085       5.00%


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

                FIRST CHEROKEE BANCSHARES, INC. AND SUBSIDIARIES

(11) REGULATORY MATTERS, CONTINUED
     The July 22, 2002 agreement effectively requires the Bank to take various corrective actions. Specifically, the agreement requires, among other items:
       o   A Management and Board supervision study;
       o   Adherence to a written program to reduce the level of credit risk;
       o Adherence to a written program to reduce the level of criticized assets;
       o A written program to improve construction loan underwriting standards;
       o The establishment of an independent and ongoing loan review system; and
       o An improved program for the maintenance of an adequate allowance for loan and lease losses.

     The agreement does not impose any separate or additional capital requirements or limitations on the Bank. Accordingly, management fully expects the Bank will continue to be classified as "well-capitalized" under the National Bank Act and Section 38 of the Federal Deposit Insurance Act.

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

     During the years ended December 31, 2002, 2001 and 2000, rental payments of approximately $61,000, $61,000 and $62,000 were made to the director. Additionally, the Bank leases certain furniture, fixtures and equipment under operating leases from unaffiliated lessors. Total rent expense for both affiliated and unaffiliated lessors was approximately $178,000, $182,000 and $175,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

     Future minimum payments required for all operating leases with remaining terms in excess of one year are presented below:


                    Year Ending
                    December 31,

                       2003                       $    231,552
                       2004                            282,584
                       2005                            277,106
                       2006                            256,506
                       2007 and thereafter           1,136,488
                                                     ---------
                                                  $  2,184,236
                                                   ===========

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

                FIRST CHEROKEE BANCSHARES, INC. AND SUBSIDIARIES

(12) COMMITMENTS, CONTINUED
     In most cases, the Bank requires collateral to support financial instruments with credit risk.
                                                             Approximate
                                                           Contract Amount
                                                           ---------------
                                                        2002            2001
                                                        ----            ----
         Financial instruments whose contract
          amounts represent credit risk:
            Commitments to extend credit            $16,830,000      18,867,000
            Standby letters of credit                $1,406,000       1,150,000


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

      Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. A majority of the standby letters of credit are collateralized by real estate, certificates of deposit or other personal assets at December 31, 2002 and 2001.

(13)  SUPPLEMENTAL FINANCIAL DATA
      Components of other operating expenses in excess of 1% of total interest and noninterest income for the years ended December 31, 2002, 2001 and 2000 are as follows:
                                               2002         2001         2000
                                               ----         ----         ----

         Legal and professional fees        $ 442,281      160,942      150,456
         Data processing                    $ 435,814      435,994      460,161
         Stationery and supplies            $ 137,607      127,598      134,198
         Directors fees                     $ 252,200      255,700      236,700
         Amortization of software           $ 160,513      182,261      163,656
         (Gain) loss on the sale of
           other real estate                $ 334,330      (24,929)      (7,389)

                FIRST CHEROKEE BANCSHARES, INC. AND SUBSIDIARIES

(14)  FIRST CHEROKEE BANCSHARES, INC.(PARENT COMPANY ONLY) FINANCIAL INFORMATION

                                 Balance Sheets

                           December 31, 2002 and 2001

                                                      2002               2001
                                                      ----               ----
                                     Assets
                                     ------

      Cash                                       $  5,249,104            58,565
      Investment in subsidiaries                   16,837,565        14,296,633
      Other assets                                    368,171           103,207
                                                      -------           -------

                                                 $ 22,454,840        14,458,405
                                                 ============        ==========

                      Liabilities and Stockholders' Equity
                      ------------------------------------


      Note payable                               $       -            1,863,259
      Junior subordinated debentures                9,279,000              -
      Other liabilities                                   700            50,022
      Stockholders' equity                         13,175,140        12,545,124
                                                   ----------        ----------

                                                 $ 22,454,840        14,458,405
                                                   ==========        ==========


                             Statements of Earnings

              For the Years Ended December 31, 2002, 2001 and 2000


                                                                         2002            2001            2000
                                                                         ----            ----            ----
      Interest income                                                 $  30,137           -               -
      Interest expense                                                 (318,458)      (115,651)        (44,874)
      Other noninterest expense                                         (41,378)       (36,838)        (10,390)
      Income tax benefit                                                 42,362           -               -
      Equity in undistributed earnings of bank subsidiaries             862,156      1,476,836       1,523,376
                                                                        -------      ---------       ---------

      Net earnings                                                    $ 574,819      1,324,347       1,468,112
                                                                        =======      =========       =========

                FIRST CHEROKEE BANCSHARES, INC. AND SUBSIDIARIES

(14) FIRST CHEROKEE BANCSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION, CONTINUED

                            Statements of Cash Flows

              For the Years Ended December 31, 2002, 2001 and 2000

                                                                         2002           2001            2000
                                                                         ----           ----            ----
     Cash flows from operating activities:
          Net earnings                                               $  574,819       1,324,347       1,468,112
          Adjustments to reconcile net earnings to
             net cash used by operating activities:
                Equity in undistributed earnings of bank subsidiaries  (862,156)     (1,476,836)     (1,523,376)
                Change in other assets and liabilities, net             (75,299)         (2,918)        (12,900)
                                                                        -------          ------         -------

                   Net cash used by operating activities               (362,636)       (155,407)        (68,164)
                                                                       --------        --------         -------

     Cash flows from investing activities, consisting of
          capital contributions to subsidiaries                      (1,679,000)       (350,000)     (1,050,000)
                                                                     ----------        --------      ----------

     Cash flows from financing activities:
          Proceeds from (repayment of) note payable                  (1,863,259)        350,000         537,960
          Proceeds from sales of treasury stock                         139,924         271,815          43,804
          Proceeds from exercise of stock options                        10,000          10,000          10,000
          Purchase of treasury stock                                    (94,503)       (115,678)       (813,259)
          Proceeds from junior subordinated debentures                9,279,000            -               -
          Transaction costs associated with trust
           preferred securities                                        (238,987)           -               -
                                                                       --------        --------        --------

                   Net cash provided (used) by financing
                    activities                                        7,232,175         516,137        (221,495)
                                                                      ---------         -------        --------

     Net change in cash                                               5,190,539          10,730      (1,339,659)
     Cash at beginning of the period                                     58,565          47,835       1,387,494
                                                                         ------          ------       ---------

     Cash at end of the period                                      $ 5,249,104          58,565          47,835
                                                                      =========          ======          ======

     Noncash investing and financing activities:
          Change in accumulated other comprehensive income,
           net of tax                                               $      (224)          2,585           4,203


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

                FIRST CHEROKEE BANCSHARES, INC. AND SUBSIDIARIES

(15) FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED
     Loans
     -----
     The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. For variable rate loans, the carrying amount is a reasonable estimate of fair value.

     Servicing Assets and Interest-Only Strips Receivable
     ----------------------------------------------------
     The fair value of servicing assets and interest-only strips receivable is estimated by discounting future net servicing income over the estimated life of the related loan adjusted for changes in prepayment speeds of the related loans.

     Cash Surrender Value of Life Insurance
     --------------------------------------
     For cash surrender value of life insurance, the carrying value is a reasonable estimate of fair value.

     Deposits
     --------
     The fair value of demand deposits, savings accounts and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

     Trust Preferred Securities
     --------------------------
     Because the Company's trust preferred securities were issued at a floating rate, the carrying amount is a reasonable estimate of fair value.

     Note Payable and Other Borrowings
     ---------------------------------
     Because the note payable and other borrowings are made at variable rates that reset frequently, the carrying value is a reasonable estimate of fair value.

     Commitments to Extend Credit and Standby Letters of Credit
     ----------------------------------------------------------
     Commitments to extend credit and standby letters of credit are generally short-term and made at variable rates. Therefore, both the carrying value and estimated fair value of these off-balance-sheet instruments are immaterial.

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

     Fair value estimates are based on existing on and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial instruments include deferred income taxes and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

                FIRST CHEROKEE BANCSHARES, INC. AND SUBSIDIARIES

(15)  FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED
      The carrying amount and estimated fair values of the Company's financial instruments as of December 31, 2002 and 2001 are as follows:

                                                                       2002                             2001
                                                                       ----                             ----

                                                             Carrying        Estimated         Carrying      Estimated
                                                              Amount        Fair Value          Amount       Fair Value
                                                              ------        ----------          ------       ----------
      Assets:
          Cash and cash equivalents                     $    20,549,091      20,549,091        9,747,493      9,747,493
          Securities available for sale                 $     4,992,362       4,992,362        1,912,248      1,912,248
          Other investments                             $       985,400         985,400        1,100,900      1,100,900
          Loans, net                                    $   145,570,660     150,808,331      154,662,913    157,477,286
          Servicing assets                              $       330,354         330,354          394,835        394,835
          Interest-only strips receivable               $       158,372         158,372          254,578        254,578
          Cash surrender value of life insurance        $     4,163,772       4,163,772        3,120,564      3,120,564
      Liabilities:
          Deposits                                      $   164,870,404     167,045,728      165,731,546    168,806,014
          Trust preferred securities                    $     9,000,000       9,000,000             -               -
          Note payable and other borrowings             $          -               -           1,863,259      1,863,259

                         FIRST NATIONAL BANK OF CHEROKEE

                               GENERAL INFORMATION
                                 ----------------


GENERAL OFFICES                            BOARD OF DIRECTORS

   9860 Highway 92                         Alan D. Bobo --
   Woodstock, Georgia 30188                 Bobo Plumbing Company

MAILING ADDRESS                            Elwin K. Bobo--
                                            Bobo Construction Company
   P.O. Box 1238
   Woodstock, Georgia 30188                Michael A. Edwards--
                                            Edwards Tire Sales, Inc.
EXECUTIVE OFFICERS
                                           J. Stanley Fitts --
   Carl C. Hames, Jr. --                    Reeves Floral Products, Inc.
   Chief Executive Officer
                                           Russell L. Flynn --
   R.O. Kononen, Jr. --                     Century 21 Cherokee Realty
   President
                                           Carl C. Hames, Jr.--
   Kitty A. Kendrick --                     First National Bank of Cherokee
   Executive Vice President/
   Chief Financial Officer                 C. Garry Haygood --
                                            Circle H Development, Inc.
   C. Spencer Hoard --
   Executive Vice President/               Thomas D. Hopkins, Jr.--
   Chief Credit Officer                     Hopkins and Son, Inc.

                                           Bobby R. Hubbard--
                                            Lockheed Martin Aeronautical System

                                           R. O. Kononen, Jr. --
                                            First National Bank of Cherokee

                                           Dennis M. Lord--
                                            Bay, Lingerfelt & Lord, Inc.

                                           Larry R. Lusk--
                                            Industrial and Commercial Developer

                                           Stuart R. Tasman--
                                            Doctor of Optometry

                         FIRST CHEROKEE BANCSHARES, INC.

                               GENERAL INFORMATION
                                 ----------------

GENERAL OFFICES                                BOARD OF DIRECTORS

   9860 Highway 92                             Alan D. Bobo --
   Woodstock, Georgia 30188                     Bobo Plumbing Company

MAILING ADDRESS                                Elwin K. Bobo--
                                                Bobo Construction Company
   P.O. Box 1238
   Woodstock, Georgia 30188                    Michael A. Edwards--
                                                Edwards Tire Sales, Inc.
GENERAL COUNSEL
   Powell, Goldstein, Frazer & Murphy LLP      J. Stanley Fitts --
                                                Reeves Floral Products, Inc.
INDEPENDENT CERTIFIED
   PUBLIC ACCOUNTANTS                          Russell L. Flynn --
   Porter Keadle Moore, LLP                     Century 21 Cherokee Realty

EXECUTIVE OFFICERS                             Carl C. Hames, Jr.--
   Carl C. Hames, Jr. --                        First National Bank of Cherokee
    Chief Executive Officer/President
                                               C. Garry Haygood --
   Kitty A. Kendrick --                         Circle H Development, Inc.
    Executive Vice President/
    Chief Financial Officer                    Thomas D. Hopkins, Jr.--
                                                Hopkins and Son, Inc.
   R.O. Kononen, Jr. --
    Executive Vice President                   Bobby R. Hubbard--
                                                Lockheed Martin Aeronautical
                                                System

                                               R. O. Kononen, Jr. --
                                                First National Bank of Cherokee

                                               Dennis M. Lord--
                                                Bay, Lingerfelt & Lord, Inc.

                                               Larry R. Lusk--
                                                Industrial and Commercial
                                                Developer

                                               Stuart R. Tasman--
                                                Doctor of Optometry


                                 ANNUAL MEETING

                                Date: May 1, 2003
                       Time: 4:00 PM Eastern Daylight Time
                         Place: Woodstock Public Library
                                7745 Main Street
                               Woodstock, GA 30188

                              SHAREHOLDER RELATIONS

     First Cherokee Bancshares, Inc. provides certain reports to its shareholders without charge. For additional copies of this annual report, interim reports and the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission (without exhibits), contact: Secretary, First Cherokee Bancshares, Inc., P.O.Box 1238, Woodstock, Georgia 30188 or (770) 591-9000.

Exhibit 21.1

                 SUBSIDIARIES OF FIRST CHEROKEE BANCSHARES, INC.


                                                            Percent
                   Subsidiary Name                         Ownership
                   ---------------                         ---------

           First National Bank of Cherokee                    100%

           First Cherokee Capital Trust I                     100%

Exhibit 23.1

              CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have issued our report dated February 12, 2003, accompanying the consolidated financial statements incorporated by reference in the Annual Report of First Cherokee Bancshares, Inc. on Form 10-KSB for the year ended December 31, 2002. We hereby consent to the incorporation by reference of said report in the Registration Statement of First Cherokee Bancshares, Inc. on Form S-8 (File No, 333-70460, effective September 28, 2001).


                                                   /s/ PORTER KEADLE MOORE, LLP

Atlanta, Georgia
March 27, 2003

Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of the Company on Form 10-KSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Carl C. Hames, Jr., President and Chief Executive Officer of the Company, and Kitty A. Kendrick, Chief Financial Officer of the Company, certify pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. To the best of undersigned's knowledge, the information contained in the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. To the best of undersigned's knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

This 28th day of March, 2003.


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