Form 10QSB
period 2003-03-31
FIRST CHEROKEE BANCSHARES INC
filed 2003-05-14
CIK 841545

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
           _X_QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

           ____ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

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

_X_ Yes   ___No

The number of shares outstanding of registrant's common stock par value $1.00 per share at March 31, 2003 was 729,382 shares.

Traditional Small Business Disclosure Format (check one): ___ Yes   _X_ No

                                      Index
                                      -----

                                                                        Page No.
                                                                        --------
Part I.  Financial Information

         Consolidated Financial Statements
         Consolidated Balance Sheet (unaudited) at March 31, 2003              3

         Consolidated Statements of Earnings (unaudited)
         for the three months ended March 31, 2003 and 2002                    4

         Consolidated Statements of Comprehensive Income (unaudited)
         for the three months ended March 31, 2003 and 2002                    5

         Consolidated Statements of Cash Flows (unaudited)
         for the three months ended March 31, 2003 and 2002                    6

         Notes to Consolidated Financial Statements (unaudited)            7 - 8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        9 - 13

Item 3.  Controls and Procedures                                              14

Part II. Other Information

Item 1.  Legal Proceedings                                                    15

Item 2.  Changes in Securities and Use of Proceeds                            15

Item 3.  Defaults Upon Senior Securities                                      15

Item 4.  Submission of Matters to a Vote of Security Holders                  15

Item 5.  Other Information                                                    15

Item 6.  Exhibits and Reports on Form 8-K                                15 - 16

Signatures                                                                    17

                         First Cherokee Bancshares, Inc.
                           Consolidated Balance Sheet
                                 March 31, 2003
                                   (Unaudited)



                                     Assets
                                     ------

Cash and due from banks, including $1,757,599
    bearing interest                                                 $9,012,473
Federal funds sold                                                    1,419,000
                                                                      ---------
          Cash and cash equivalents                                  10,431,473

Investment securities available for sale,
    at fair value                                                     4,659,553
Other investments                                                       985,400
Loans, less allowance for loan losses
    of $2,248,668                                                   142,780,396
Premises and equipment, net                                           4,679,166
Accrued interest receivable and other assets                         11,825,238
                                                                     ----------
                 Total assets                                      $175,361,226
                                                                   ============


                      Liabilities and Stockholders' Equity
                      ------------------------------------

Liabilities:
Deposits:
    Interest-bearing deposits                                      $128,860,450
    Noninterest-bearing deposits                                     23,096,488
                                                                     ----------
          Total deposits                                            151,956,938

Trust preferred securities                                            9,000,000
Accrued interest payable and other liabilities                          939,864
                                                                        -------
          Total liabilities                                         161,896,802


Stockholders' equity:
    Common stock, $1 par value, 10,000,000 shares authorized,
       775,325 shares issued, 729,382 shares outstanding                775,325
    Additional paid-in capital                                        6,915,372
    Retained earnings                                                 6,748,589
    Treasury stock (45,943 shares acquired at cost)                    (985,395)
    Accumulated other comprehensive income, net of tax                   10,533
                                                                         ------
                 Total stockholders' equity                          13,464,424
                                                                     ==========

                 Total liabilities and stockholders' equity        $175,361,226
                                                                   ============


See accompanying notes to consolidated financial statements.

                         First Cherokee Bancshares, Inc.
                       Consolidated Statements of Earnings
                      For the three months ended March 31,
                                   (Unaudited)

                                                            2003          2002
                                                            ----          ----
Interest income:
    Interest and fees on loans                          $2,802,738     3,239,462
    Interest on federal funds sold/overnight funds          32,443        32,512
    Interest and dividends on investments                   56,653        38,250
                                                            ------        ------
              Total interest income                      2,891,834     3,310,224

Interest expense:
    Interest on deposits                                   954,753     1,452,673
    Interest on note payable and other borrowings          115,303        29,053
                                                           -------        ------
              Total interest expense                     1,070,056     1,481,726

              Net interest income                        1,821,778     1,828,498

Provision for loan losses                                     -             -
                                                         ---------     ---------
              Net interest income after provision
                  for loan losses                        1,821,778     1,828,498

Other income:
    Gain on sales of loans, net                               -           94,805
    Service charges on deposit accounts and
       other income                                        425,357       391,643
                                                           -------       -------
              Total other income                           425,357       486,448

Other expenses:
    Salaries and employee benefits                         954,744     1,028,526
    Occupancy                                              241,615       257,730
    Other operating                                        745,346       920,486
                                                           -------       -------
              Total other expenses                       1,941,705     2,206,742

              Earnings before income taxes                 305,430       108,204

Income tax expense                                         115,000        37,000
                                                           -------        ------
              Net earnings                                $190,430        71,204
                                                          ========        ======

Basic earnings per share                                      $.26           .10
                                                              ====           ===
Diluted earnings per share                                    $.26           .10
                                                              ====           ===


See accompanying notes to consolidated financial statements.

                         First Cherokee Bancshares, Inc.
                 Consolidated Statements of Comprehensive Income
                      For the three months ended March 31,
                                   (Unaudited)


                                                           2003           2002
                                                           ----           ----

Net earnings                                             $190,430        71,204
Other comprehensive income (loss), net of tax:
     Unrealized gain (loss) on available for sale
        securities arising during the period, net
        of tax of $6,173 and ($2,153), respectively        10,089        (3,473)
                                                           ------        ------

Comprehensive income                                     $200,519        67,731
                                                          =======        ======


See accompanying notes to consolidated financial statements.

                         First Cherokee Bancshares, Inc.
                      Consolidated Statements of Cash Flows
                      For the three months ended March 31,
                                   (Unaudited)
                                                         2003             2002
                                                         ----             ----
Cash flows from operating activities:
    Net earnings                                       $190,430          71,204
    Adjustments to reconcile net earnings to net
     cash used by operating activities:
       Depreciation, amortization and accretion         150,342         235,423
       Loss on sales of other real estate and
          repossessions                                  27,500         238,461
       Change in:
          Accrued interest receivable and
             other assets                              (302,782)     (2,039,781)
          Accrued interest payable and
             other liabilities                         (302,400)       (432,323)
                                                       --------        --------
                 Net cash used by operating
                    activities                         (236,910)     (1,927,016)



Cash flows from investing activities:
    Proceeds from maturities, calls and paydowns of
       securities available for sale                    346,924           1,367
    Purchases of securities available for sale             -           (200,000)
    Purchases of other investments                         -            (42,000)
    Net change in loans                               2,465,333       3,434,287
    Purchase of cash surrender value life insurance        -           (157,000)
    Purchases of premises and equipment                 (82,250)        (67,581)
    Proceeds from sales of other real estate and
       repossessions                                    350,000         232,538
    Improvements to other real estate and
       repossessions                                   (136,014)        (25,940)
                                                       --------         -------
                 Net cash provided by investing
                    activities                        2,943,993       3,175,671


Cash flows from financing activities:
    Net change in deposits                          (12,913,466)      3,827,443
    Net proceeds from note payable                         -          1,400,000
    Proceeds from sales of treasury stock               104,189         109,217
    Purchase of treasury stock                          (15,424)        (45,996)
                                                        -------         -------
                 Net cash provided (used) by
                    financing activities            (12,824,701)      5,290,664

Net change in cash and cash equivalents             (10,117,618)      6,539,319

Beginning cash and cash equivalents                  20,549,091       9,747,493
                                                     ----------       ---------
Ending cash and cash equivalents                    $10,431,473      16,286,812
                                                    ===========      ==========

Supplemental disclosure of cash flow information:
Cash paid during the year for:
    Interest                                         $1,119,279       1,663,703
    Income taxes, net of refunds received              $225,000         137,500
Noncash investing and financing activities:
    Change in accumulated other comprehensive
       income (loss), net of tax                        $10,089          (3,473)
    Transfer of loans to other real estate and
       repossessions                                   $324,931         225,171
    Financed sales of other real estate and
       repossessions                                   $   -          1,320,000


See accompanying notes to consolidated financial statements.

                         FIRST CHEROKEE BANCSHARES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 2003

NOTE (1) - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of First Cherokee Bancshares, Inc. (the "Company"), a financial holding company, and its wholly owned subsidiaries, First Cherokee Capital Trust I (the "Trust"), and First National Bank of Cherokee (the "Bank"), along with its 60% owned subsidiary, Cherokee National Trust LLC ("CNT"). All significant accounts have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with current year presentation.

The Company's accounting policies are fundamental to understanding management's discussion and analysis of results of operations and financial condition. Some of the Company's accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of the specific accounting guidance. A description of the Company's significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company's 2002 Annual Report to Shareholders.

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

The accompanying unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the Company's financial position as of March 31, 2003, and the results of its operations and its cash flows for the three-month period then ended. All such adjustments are normal and recurring in nature. The financial statements included herein should be read in conjunction with the consolidated financial statements and the related notes and the report of independent accountants included in the Company's 2002 Annual Report on Form 10-KSB.

NOTE (2) - NET EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The average market price during the period is used to compute equivalent shares.

Reconciliations of the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share" for the periods ended March 31, 2003 and March 31, 2002 are as follows:

                   For the Three Months Ended March 31, 2003

                                                          Weighted
                                                           Average
                                                Net        Common      Per Share
                                              Earnings     Shares        Amount
                                              --------     ------        ------

      Basic earnings per share                $190,430     727,592       $ .26
      Effect of dilutive securities:
           Stock options                                     8,548
                                                             -----
      Diluted earnings per share              $190,430     736,140       $ .26
                                               =======     =======         ===


                    For the Three Months Ended March 31, 2002


      Basic earnings per share                 $71,204     724,731       $ .10
      Effect of dilutive securities:
           Stock options                                     9,578
                                                             -----
      Diluted earnings per share               $71,204     734,309       $ .10
                                                ======     =======       =====


STOCK OPTIONS

As allowed under GAAP no compensation cost has been recognized for either of the option plans. Had compensation cost for director and employee options been determined based upon the fair value of the options at the grant dates, the Company's net earnings and net earnings per share would have been reduced to the proforma amounts indicated below.

                      For the Three Months Ended March 31,
                                                           2003           2002
                                                           ----           ----
      Net earnings                     As reported       $190,430        71,204

      Effect of grants, net of tax                         (1,873)       (3,805)
                                                           ------        ------

      Net earnings                     Proforma          $188,557        67,399

      Basic earnings per share         As reported           $.26           .10
                                       Proforma              $.26           .09
      Diluted earnings per share       As reported           $.26           .10
                                       Proforma              $.26           .09


The fair value of each option is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2001: volatility of 0.33, no dividend yield, a risk-free interest rate of 5.0%, and an expected life of 10 years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003.

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

Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those in such statements. Facts that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

o the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations;
o the effects of and changes in trade, monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve System;
o inflation, interest rate, market and monetary fluctuations;
o the timely development of new products and services and the overall value of these products and services to users;
o changes in consumer spending, borrowing and saving habits;
o technological changes;
o acquisitions;
o the ability to increase market share and control expenses;
o the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiaries must comply;
o the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board;
o changes in the Company's organization, compensation and benefit plans;
o the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and
o the success of the Company at managing the risks involved in the foregoing.

Forward-looking statements speak only as of the date on which they are made, and the Company undertakes no obligation to update any forward-looking statement to reflect unanticipated events or circumstances after the date on which a statement is made.

The following narrative should be read in conjunction with the Company's consolidated financial statements and the notes thereto.

FINANCIAL CONDITION

Total assets as of March 31, 2003 were $175.4 million compared to $188.3 million as of December 31, 2002. Assets of the Company decreased approximately $12.9 million during the first quarter of 2003 as compared to an increase of approximately $4.9 million during the first quarter of 2002. The decrease in the first quarter of 2003 is due primarily to a decrease in cash and cash equivalents resulting from the maturity of brokered deposits.

Securities available for sale decreased to $4.7 million at March 31, 2003 from $5.0 million at December 31, 2002. This decrease is due primarily to paydowns on mortgage-backed securities in the ordinary course of business.

Net loans decreased to $142.8 million at March 31, 2003 from $145.6 million at December 31, 2002. This decrease is due primarily to the decline in loan demand as a result of a respective decline in the overall economy. The following table presents major classifications of loans at March 31, 2003:


                                                                         % of
                                                                         Total
                                                         Total           Loan
                                                         Loans         Portfolio
                                                         -----         ---------
       Commercial                                      $9,914,395        6.84%
       SBA - unguaranteed                              21,669,470       14.94%
       Real estate - mortgage                          81,880,849       56.46%
       Real estate - construction                      22,222,615       15.32%
       Installment and other consumer                   9,341,735        6.44%
                                                        ---------        -----
            Total loans                               145,029,064      100.00%
            Less: allowance for loan losses            (2,248,668)
                                                       -----------
            Total net loans                          $142,780,396
                                                      ===========


Total deposits were $152.0 million at March 31, 2003 compared to $164.9 million at December 31, 2002. As of March 31, 2003, interest-bearing deposits and noninterest-bearing deposits were $128.9 million and $23.1 million, respectively. As of December 31, 2002, interest-bearing deposits and noninterest-bearing deposits were $143.5 million and $21.4 million, respectively. The decrease in interest-bearing deposits during the first quarter of 2003 is primarily attributable to the maturity of brokered deposits.

In June 2002 the Company received $9 million in proceeds from trust preferred securities that were used to reduce the Company's debt by approximately $3.3 million. The remaining proceeds will be used for other purposes deemed necessary by the Board of Directors and Management. The trust preferred securities have a positive effect on consolidated capital ratios and qualify as Tier 1 capital subject to the limitations under Federal Reserve Board guidelines. Of the $9 million in trust preferred securities, $3,363,473 qualifies as Tier 1 capital and the remaining $5,636,527 of trust preferred securities qualifies as Tier 2 capital.

The allowance for loan losses had a balance of $2,248,668 at March 31, 2003, representing 1.55% of loans. At March 31, 2003, management determined that seven loans required specific reserves totaling $296,193. On a quarterly basis, management prepares an analysis of the Allowance for Loan and Lease Losses. The analysis considers, among other things, all criticized and classified assets, loans tested for impairment, industry concentrations, and three-year average historical net losses. Based on the analysis as of March 31, 2003, management determined the allowance for loan losses was adequate to cover probable loan losses. The following table presents the activity in the allowance for the first three months of 2003.



                         FIRST CHEROKEE BANCSHARES, INC.
                    ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                  Balance, December 31, 2002                         $2,375,935

                  Chargeoffs                                           (127,579)

                  Recoveries                                                312

                  Provision for Loan Losses                                -
                                                                      ---------

                  Balance, March 31, 2003                            $2,248,668
                                                                      =========


NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

At March 31, 2003, the Bank had twenty-three credit relationships classified as non-accrual totaling $4,858,844, most of which were secured by real estate, vehicles, equipment or inventory. The Bank's impaired loans consisted of those non-accrual loans that were either greater than 90 days delinquent as of March 31, 2003 or were classified as non-accrual by management because the collection of interest from the borrower was doubtful. Specific reserves totaling $296,193 were allocated to selected non-accrual loans considered to be impaired. Recognition of interest income on impaired loans is analyzed on a case-by-case basis. If interest income on the total non-accrual loans had been accrued that income would have approximated $99,000 as of March 31, 2003. Interest income on such loans, recorded only when received, was approximately $128,280 for the first quarter of 2003. As of March 31, 2003, the Bank had eight properties classified as other real estate owned, totaling $2,338,837. The ratio of loans past due 30 days or more to total loans was 1.53% at March 31, 2003 compared to ..95% at December 31, 2002. This increase is primarily attributable to two loans becoming past due more than 30 days during the first quarter of 2003 that comprised 1.03% of total loans. There were no loans past due 90 days or more and still accruing interest as of March 31, 2003 or December 31, 2002.

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

CAPITAL RESOURCES

At March 31, 2003, consolidated stockholders' equity was $13,464,424 or 7.68% of total assets compared to $13,175,140 or 7.00% of total assets at December 31, 2002. The Company's common stock had a book value of $18.46 per share at March 31, 2003 compared to a book value of $18.17 per share at December 31, 2002. At the end of the first quarter of 2003, the Company had approximately 450 stockholders of record.

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

The following table sets forth information with respect to the risk-based and leverage ratios for the Company and Bank at March 31, 2003 and 2002 compared to minimum ratios required by regulation.

                                                                                                         To Be Well
                                                                                                     Capitalized Under
                                                                                 For Capital         Prompt Corrective
                                                               Actual          Adequacy Purposes     Action Provisions
                                                               ------          -----------------     -----------------
                                                         Amount      Ratio     Amount       Ratio    Amount       Ratio
                                                         ------      -----     ------       -----    ------       -----
                                                                             (dollars in thousands)
        As of March 31, 2003:
        Total Capital (to Risk-Weighted Assets)
             Consolidated                                $24,331     16.24%    $11,985       8.00%       N/A         N/A
             Bank                                        $18,746     12.54%    $11,956       8.00%   $14,945      10.00%
        Tier 1 Capital (to Risk-Weighted Assets)
              Consolidated                               $16,817     11.23%     $5,993       4.00%       N/A         N/A
              Bank                                       $16,873     11.29%     $5,978       4.00%    $8,967       6.00%
        Tier 1 Capital (to Average Assets)
              Consolidated                               $16,817      9.07%     $7,416       4.00%       N/A         N/A
              Bank                                       $16,873      9.12%     $7,401       4.00%    $9,252       5.00%

        As of March 31, 2002:
        Total Capital (to Risk-Weighted Assets)
              Consolidated                               $14,613      9.46%    $12,352       8.00%       N/A         N/A
              Bank                                       $17,724     11.48%    $12,354       8.00%   $15,443      10.00%
        Tier 1 Capital (to Risk-Weighted Assets)
              Consolidated                               $12,679      8.21%     $6,176       4.00%       N/A         N/A
              Bank                                       $15,789     10.22%     $6,177       4.00%    $9,266       6.00%
        Tier 1 Capital (to Average Assets)
              Consolidated                               $12,679      6.86%     $7,388       4.00%       N/A         N/A
              Bank                                       $15,789      8.55%     $7,388       4.00%    $9,236       5.00%

RESULTS OF OPERATIONS

The Company recognized earnings of $190,430 for the first quarter of 2003. In comparison, net earnings for the first quarter of 2002 were $71,204. The increase in net earnings is primarily attributable to decreased losses in 2003 on the sale of other real estate owned. The increase was partially offset by a decrease in the amount of gains on the sales of loans in 2003.

Net interest income for the first three months of 2003 was $1,821,778 as compared to $1,828,498 for the first three months of 2002. The average yield on earning assets for the first three months of 2003 decreased to 6.64% as compared to 7.30% for the first three months of 2002. The decrease is primarily due to the decrease in interest rates as well as maturities in the loan portfolio.
The average cost of funds on interest-bearing liabilities decreased for the first three months of 2003 to 2.78% as compared to 3.96% for the first three months of 2002. The decrease is primarily due to decreased rates in the Bank's marketplace as well as the decrease of brokered deposits in 2003. Consequently, the net interest spread for the first three months of 2003 and 2002 was 3.86% and 3.34%, respectively.

Total other income for the first three months of 2003 was $425,357 compared to $486,448 for the first three months of 2002. The decrease is primarily attributable to decreased gains on the sales of loans but was partially offset by an increase in service charges on deposit accounts. The Company did not sell any loans during the first quarter of 2003 and therefore did not record any gain on the sale of loans. The increase in service charges on deposit accounts was primarily attributable to an increase in the individual fees charged for certain accounts.

Total other expense for the first three months of 2003 was $1,941,705 compared to $2,206,742 for the first three months of 2002. The decrease is primarily attributable to decreased salaries expense due to fewer employees as well as decreased losses on the sale of other real estate owned. The number of full-time employees declined from 75 at March 31, 2002 to 70 at March 31, 2003.

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

         Item 4. Submission of Matters to a Vote of Security Holders - None

         Item 5. Other Information - None

         Item 6. Exhibits and Reports on Form 8-K

                (a)  Exhibits

          Exhibit
          Number            Description
          ------            -----------

          3.1(1)            Articles of Incorporation
          3.2(2)            Bylaws, as amended through March 29,1994
          4.1               Instruments defining the rights of security holders
                               (see Exhibits 3.1 and 3.2)
          10.1(3)           Employment Agreement (Carl C. Hames, Jr.) dated
                               May 11, 2000
          10.2(4)           First Cherokee Bancshares, Inc. 2000 Stock Option
                               Plan
          10.3(1)           Agreement for Lease/Purchase of Real Property for
                               Bank Premises
          10.4(1)(5)        Form of Key Employee Stock Option Plan
          10.5(5)(6)        Form of Incentive Stock Option Certificate to
                               Purchase Stock of First Cherokee Bancshares,
                               Inc., issued under the Key Employee Stock Option Plan effective October 13, 1988
          10.6(5)(6)        Form of Directors' Non-Qualified Stock Option
                               Agreement
          10.7a(7)          Form of Executive Supplemental Retirement Plan
          10.7b(7)          Form of First Amendment to Life Insurance
                               Endorsement Method Split Dollar Plan Agreement
          10.7c(7)          Form of Director Indexed Fee Continuation Program
          10.7d(7)          Form of First Amendment to Flexible Premium Life
                               Insurance Endorsement Method Split Dollar Plan Agreement
          21.1(7)           Subsidiaries of First Cherokee Bancshares, Inc.
          99.1              Certification pursuant to Rule 13a-14 under the
                               Securities Exchange Act of 1934, as amended.
          99.2              Certification pursuant to 18 U.S.C. Section 1350 as
                               adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

------------------------

         (1) Incorporated herein by reference to Exhibit of the same number in the Company'S Registration Statement No. 33-25075-A.

         (2) Incorporated herein by reference to Exhibit of the same number in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994.

         (3) Incorporated herein by reference to Exhibit 10.7 of the Company's Form 10-QSB for the period ended June 30, 2000.

         (4) Incorporated herein by reference to Appendix A to the Company's Proxy Statement filed on March 30, 2000.

         (5) The indicated exhibits are management contracts or compensatory plans or arrangements required to be filed or incorporated by reference herein.

         (6) Incorporated herein by reference to Exhibit of the same number in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

         (7) Incorporated herein by reference to Exhibit of the same number in the Company's Report on Form 10-KSB for the year ended December 31, 2002.

                (b) The Company has not filed any reports on Form 8-K during the quarter ended March 31, 2003.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         FIRST CHEROKEE BANCSHARES, INC.
        (Registrant)

DATE: May 14, 2003                                    BY:  /s/Carl C. Hames, Jr.
      ------------                                       ----------------------
                                                              Carl C. Hames, Jr.
                                                      President & CEO/Principal
                                                              Executive Officer

DATE: May 14, 2003                                   BY:   /s/Kitty A. Kendrick
      ------------                                       ----------------------
                                                              Kitty A. Kendrick
                                                        Chief Financial Officer/
                                     Principal Financial and Accounting Officer

Exhibit 99.1
                             CHIEF EXECUTIVE OFFICER
                                  CERTIFICATION


I, Carl C. Hames, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of First Cherokee Bancshares, Inc.;

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


Date:  May 14, 2003


                                                       BY: /s/Carl C. Hames, Jr.
                                                      -------------------------
                                                              Carl C. Hames, Jr.
                                                    President and CEO/Principal
                                                              Executive Officer

                             CHIEF FINANCIAL OFFICER
                                  CERTIFICATION


I, Kitty A. Kendrick, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of First Cherokee Bancshares, Inc.;

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


Date:  May 14, 2003



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

Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of the Company on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Carl C. Hames, Jr., President and Chief Executive Officer of the Company, and Kitty A. Kendrick, Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The information contained in the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

This 14th day of May, 2003.


                                                       BY: /s/Carl C. Hames, Jr.
                                                      -------------------------
                                                              Carl C. Hames, Jr.
                                                    President and CEO/Principal
                                                              Executive Officer



                                                       BY: /s/Kitty A. Kendrick
                                                       ------------------------
                                                              Kitty A. Kendrick
                                                        Chief Financial Officer/
                                     Principal Financial and Accounting Officer


A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.