Form 10QSB
period 2003-06-30
FIRST CHEROKEE BANCSHARES INC
filed 2003-08-14
CIK 841545

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
          _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

_X_ Yes    ___No


The number of shares outstanding of registrant's common stock par value $1.00 per share at July 31, 2003 was 729,772 shares.

Traditional Small Business Disclosure Format (check one): ___ Yes   _X_  No

                                      Index
                                      -----

                                                                        Page No.
                                                                        --------
Part I.  Financial Information

         Consolidated Financial Statements
         Consolidated Balance Sheet (unaudited) at June 30, 2003               3

         Consolidated Statements of Earnings (unaudited)
         for the six months ended June 30, 2003 and 2002                       4

         Consolidated Statements of Earnings (unaudited)
         for the three months ended June 30, 2003 and 2002                     5

         Consolidated Statements of Comprehensive Income (unaudited)
         for the six months ended June 30, 2003 and 2002                       6

         Consolidated Statements of Comprehensive Income (unaudited)
         for the three months ended June 30, 2003 and 2002                     7

         Consolidated Statements of Cash Flows (unaudited)
         for the six months ended June 30, 2003 and 2002                   8 - 9

         Notes to Consolidated Financial Statements (unaudited)          10 - 12

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       13 - 18

Item 3.  Controls and Procedures                                              19

Part II. Other Information

Item 1.  Legal Proceedings                                                    20

Item 2.  Changes in Securities and Use of Proceeds                            20

Item 3.  Defaults Upon Senior Securities                                      20

Item 4.  Submission of Matters to a Vote of Security Holders                  20

Item 5.  Other Information                                                    21

Item 6.  Exhibits and Reports on Form 8-K                                     21

Signatures                                                                    22

                         First Cherokee Bancshares, Inc.
                           Consolidated Balance Sheet
                                  June 30, 2003
                                   (Unaudited)


                                     Assets
                                     ------

Cash and due from banks, including $1,395,950
    bearing interest                                                 $8,156,851
Federal funds sold                                                    1,317,000
                                                                      ---------
          Cash and cash equivalents                                   9,473,851

Investment securities available for sale,
     at fair value                                                    4,000,712
Other investments                                                       793,500
Loans, less allowance for loan losses
     of $2,084,961                                                  143,119,120
Premises and equipment, net                                           4,770,172
Accrued interest receivable and other assets                         11,384,343
                                                                     ----------
                  Total assets                                     $173,541,698
                                                                    ===========

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Liabilities:
Deposits:
     Interest-bearing deposits                                     $127,396,831
     Noninterest-bearing deposits                                    20,920,038
                                                                     ----------
          Total deposits                                            148,316,869

Trust preferred securities                                            9,000,000
Note payable and other borrowings                                     1,500,000
Accrued interest payable and other liabilities                        1,049,140
                                                                      ---------
          Total liabilities                                         159,866,009

Stockholders' equity:
    Common stock, $1 par value, 10,000,000 shares authorized,
       775,325 shares issued, 729,581 shares outstanding                775,325
    Additional paid-in capital                                        6,915,206
    Retained earnings                                                 6,955,107
    Treasury stock (45,744 shares acquired at cost)                    (980,974)
    Accumulated other comprehensive income, net of tax                   11,025
                                                                         ------
                 Total stockholders' equity                          13,675,689
                                                                     ----------

                 Total liabilities and stockholders' equity        $173,541,698
                                                                    ===========

See accompanying notes to consolidated financial statements.

                         First Cherokee Bancshares, Inc.
                       Consolidated Statements of Earnings
                        For the six months ended June 30,
                                   (Unaudited)

                                                          2003           2002
                                                          ----           ----
Interest income:
    Interest and fees on loans                         $5,565,371     6,370,554
    Interest on federal funds sold/overnight funds         44,186       103,188
    Interest and dividends on investments                 103,184        78,996
                                                          -------        ------
              Total interest income                     5,712,741     6,552,738

Interest expense:
    Interest on deposits                                1,747,872     2,807,627
    Interest on note payable and other borrowings         230,351        68,246
                                                          -------        ------
              Total interest expense                    1,978,223     2,875,873

              Net interest income                       3,734,518     3,676,865

Provision for loan losses                                    -             -
                                                        ---------     ---------
              Net interest income after provision
                 for loan losses                        3,734,518     3,676,865

Other income:
    Gain on sales of loans, net                              -          198,160
    Service charges on deposit accounts and
       other income                                       882,237       848,580
                                                          -------       -------
              Total other income                          882,237     1,046,740

Other expense:
    Salaries and employee benefits                      1,925,255     2,019,737
    Occupancy                                             480,837       496,695
    Other operating                                     1,590,715     1,765,409
                                                        ---------     ---------
              Total other expense                       3,996,807     4,281,841

              Earnings before income taxes                619,948       441,764

Income tax expense                                        223,000       159,000
                                                          -------       -------
              Net earnings                               $396,948       282,764
                                                         ========       =======

Basic earnings per share                                     $.54           .39
                                                              ===           ===
Diluted earnings per share                                   $.54           .39
                                                              ===           ===


See accompanying notes to consolidated financial statements.

                         First Cherokee Bancshares, Inc.
                       Consolidated Statements of Earnings
                       For the three months ended June 30,
                                   (Unaudited)

                                                          2003           2002
                                                          ----           ----
Interest income:
    Interest and fees on loans                         $2,762,633     3,131,092
    Interest on federal funds sold/overnight funds         11,743        70,676
    Interest and dividends on investments                  46,531        40,746
                                                           ------        ------
              Total interest income                     2,820,907     3,242,514

Interest expense:
    Interest on deposits                                  793,119     1,354,954
    Interest on note payable and other borrowings         115,048        39,193
                                                          -------        ------
              Total interest expense                      908,167     1,394,147

              Net interest income                       1,912,740     1,848,367

Provision for loan losses                                    -             -
                                                          -------       -------
              Net interest income after provision
                 for loan losses                        1,912,740     1,848,367

Other income:
    Gain on sales of loans, net                              -          103,355
    Service charges on deposit accounts and
       other income                                       456,880       456,937
                                                          -------       -------
              Total other income                          456,880       560,292

Other expense:
    Salaries and employee benefits                        970,511       991,211
    Occupancy                                             239,222       238,965
    Other operating                                       845,369       844,923
                                                          -------       -------
              Total other expense                       2,055,102     2,075,099

              Earnings before income taxes                314,518       333,560

Income tax expense                                        108,000       122,000
                                                          -------       -------
              Net earnings                               $206,518       211,560
                                                         ========       =======

Basic earnings per share                                     $.28           .29
                                                              ===           ===
Diluted earnings per share                                   $.28           .29
                                                              ===           ===


See accompanying notes to consolidated financial statements.

                         First Cherokee Bancshares, Inc.
                 Consolidated Statements of Comprehensive Income
                        For the six months ended June 30,
                                   (Unaudited)


                                                          2003           2002
                                                          ----           ----

Net earnings                                            $396,948        282,764
Other comprehensive income, net of tax:
     Unrealized gain on available for sale
        securities arising during the period, net
        of tax of $6,474 and $4,285, respectively         10,581          7,004
                                                          ------          -----


Comprehensive income                                    $407,529        289,768
                                                         =======        =======


See accompanying notes to consolidated financial statements.

                         First Cherokee Bancshares, Inc.
                 Consolidated Statements of Comprehensive Income
                       For the three months ended June 30,
                                   (Unaudited)


                                                          2003           2002
                                                          ----           ----

Net earnings                                            $206,518        211,560
Other comprehensive income, net of tax:
     Unrealized gain on available for sale
        securities arising during the period, net
        of tax of $301 and $6,410, respectively              492         10,477
                                                             ---         ------


Comprehensive income                                    $207,010        222,037
                                                         =======        =======


See accompanying notes to consolidated financial statements.

                         First Cherokee Bancshares, Inc.
                      Consolidated Statements of Cash Flows
                        For the six months ended June 30,
                                   (Unaudited)

                                                          2003           2002
                                                          ----           ----
Cash flows from operating activities:
    Net earnings                                       $396,948         282,764
    Adjustments to reconcile net earnings to net
       cash used by operating activities:
          Depreciation, amortization and accretion      309,116         376,248
          Gain on sales of loans, net                      -           (198,160)
       Loss on sales of other real estate and
          repossessions                                 110,104         334,069
       Change in:
          Accrued interest receivable and
             other assets                              (271,302)       (202,004)
          Accrued interest payable and
             other liabilities                         (193,124)       (293,944)
                                                       --------        --------
                 Net cash (used) provided by
                    operating activities                351,742         298,973


Cash flows from investing activities:
    Proceeds from maturities, calls and paydowns of
       securities available for sale                  1,004,725         151,000
    Purchases of securities available for sale             -           (352,625)
    Purchases of other investments                         -            (42,000)
    Proceeds from sale of other investments             191,900            -
    Proceeds from sale of loans                            -          3,227,122
    Net change in loans                               1,395,398       3,700,209
    Purchase of cash surrender value
       life insurance                                      -           (157,000)
    Purchases of premises and equipment                (271,027)       (212,312)
    Proceeds from sales of other real estate
       and repossessions                              1,410,000         524,331
    Improvements to other real estate and
       repossessions                                   (197,463)        (30,310)
                                                       --------         -------
                 Net cash provided by
                    investing activities              3,533,533       6,808,415


Cash flows from financing activities:
    Net change in deposits                          (16,553,535)      9,388,326
    Proceeds from FHLB advances                       1,500,000            -
    Proceeds from exercise of stock options                -             10,000
    Proceeds from sales of treasury stock               115,831         121,766
    Purchase of treasury stock                          (22,811)        (56,421)
    Repayment of note payable                              -         (1,863,259)
    Proceeds from issuance of trust preferred
       securities                                          -          9,000,000
    Transaction costs associated with trust
       preferred securities                                -           (283,300)
                                                       --------        --------
                 Net cash (used) provided by
                    financing activities            (14,960,515)     16,317,112

Net change in cash and cash equivalents             (11,075,240)     23,424,500

Beginning cash and cash equivalents                  20,549,091       9,747,493
                                                     ----------       ---------
Ending cash and cash equivalents                     $9,473,851      33,171,993
                                                     ==========      ==========

                         First Cherokee Bancshares, Inc.
                Consolidated Statements of Cash Flows, continued
                        For the six months ended June 30,
                                   (Unaudited)


Supplemental disclosure of cash flow information:
Cash paid during the year for:
       Interest                                      $2,026,511       3,057,907
       Income taxes, net of refunds received           $287,000         137,500
Noncash investing and financing activities:
       Change in accumulated other comprehensive
          income, net of tax                            $10,581           7,004
       Transfer of loans to other real estate and
          repossessions                              $1,056,142         361,225
       Financed sales of other real estate and
          repossessions                              $     -         (1,670,000)


See accompanying notes to consolidated financial statements.

                         FIRST CHEROKEE BANCSHARES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 2003

NOTE (1) - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of First Cherokee Bancshares, Inc. (the "Company"), a financial holding company, and its wholly owned subsidiaries, First Cherokee Capital Trust I (the "Trust") and First National Bank of Cherokee (the "Bank"), along with the Bank's 60% owned subsidiary, Cherokee National Trust LLC ("CNT"). All significant accounts have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with current year presentation.

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

The accompanying unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the Company's financial position as of June 30, 2003, and the results of its operations and its cash flows for the six-month period then ended. All such adjustments are normal and recurring in nature. The financial statements included herein should be read in conjunction with the consolidated financial statements and the related notes and the report of independent accountants included in the Company's 2002 Annual Report on Form 10-KSB.

NOTE (2) - NET EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The average market price during the period is used to compute equivalent shares.

Reconciliations of the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share" for the periods ended June 30, 2003 and June 30, 2002 are as follows:


                     For the six months ended June 30, 2003

                                                            Weighted
                                                             Average
                                                  Net        Common    Per Share
                                                Earnings     Shares      Amount
                                                --------     ------      ------
      Basic earnings per share                  $396,948     728,571     $ .54
      Effect of dilutive securities:
           Stock options                            -          8,415
                                                --------       -----
      Diluted earnings per share                $396,948     736,986     $ .54
                                                ========     =======     =====


                     For the six months ended June 30, 2002

                                                            Weighted
                                                             Average
                                                 Net         Common    Per Share
                                               Earnings      Shares      Amount
                                               --------      ------      ------

      Basic earnings per share                 $282,764      725,267     $ .39
      Effect of dilutive securities:
           Stock options                           -           8,968
                                               --------        -----
      Diluted earnings per share               $282,764      734,235     $ .39
                                               ========      =======     =====


                    For the three months ended June 30, 2003

                                                            Weighted
                                                             Average
                                                 Net         Common    Per Share
                                               Earnings      Shares      Amount
                                               --------      ------      ------

      Basic earnings per share                 $206,518      729,539     $ .28
      Effect of dilutive securities:
           Stock options                           -           8,284
                                               --------        -----
      Diluted earnings per share               $206,518      737,823     $ .28
                                               ========      =======     =====


                    For the three months ended June 30, 2002

                                                            Weighted
                                                             Average
                                                 Net         Common    Per Share
                                               Earnings      Shares      Amount
                                               --------      ------      ------

      Basic earnings per share                 $211,560      725,798     $ .29
      Effect of dilutive securities:
           Stock options                           -           8,586
                                               --------        -----
      Diluted earnings per share               $211,560      734,384     $ .29
                                               ========      =======     =====

     STOCK OPTIONS

     As allowed under GAAP no compensation cost has been recognized for either of the option plans. Had compensation cost for director and employee options been determined based upon the fair value of the options at the grant dates, the Company's net earnings and net earnings per share would have been reduced to the proforma amounts indicated below.

                        For the six months ended June 30,
                                                         2003             2002
                                                         ----             ----
      Net earnings                     As reported      $396,948        282,764

      Effect of grants, net of tax                        (3,745)        (7,610)
                                                          ------         ------

      Net earnings                     Proforma         $393,203        275,154

      Basic earnings per share         As reported      $    .54            .39
                                       Proforma         $    .54            .38
      Diluted earnings per share       As reported      $    .54            .39
                                       Proforma         $    .53            .37

                       For the three months ended June 30,
                                                         2003             2002
                                                         ----             ----
      Net earnings                     As reported      $206,518        211,560

      Effect of grants, net of tax                        (1,872)        (3,805)
                                                          ------         ------

      Net earnings                     Proforma         $204,646        207,755

      Basic earnings per share         As reported      $    .28            .29
                                       Proforma         $    .28            .29
      Diluted earnings per share       As reported      $    .28            .29
                                       Proforma         $    .28            .28

     The fair value of each option is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2001: volatility of 0.33, no dividend yield, a risk-free interest rate of 5.0%, and an expected life of 10 years. No options were granted in 2002 or through June 30, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003.

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

Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those in such statements. Facts that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

o the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations;
o the effects of and changes in trade, monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve System;
o  inflation, interest rate, market and monetary fluctuations;
o the timely development of new products and services and the overall value of these products and services to users;
o  changes in consumer spending, borrowing and saving habits;
o  technological changes;
o  acquisitions;
o  the ability to increase market share and control expenses;
o the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking,securities and insurance) with which the Company and its subsidiaries must comply;
o the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board;
o  changes in the Company's organization, compensation and benefit plans;
o the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and
o  the success of the Company at managing the risks involved in the foregoing.

Forward-looking statements speak only as of the date on which they are made, and the Company undertakes no obligation to update any forward-looking statement to reflect unanticipated events or circumstances after the date on which a statement is made.

The following narrative should be read in conjunction with the Company's consolidated financial statements and the notes thereto.

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2002 as filed on our annual report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on the historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a major impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for description of our processes and methodology for determining our allowance for loan losses.

FINANCIAL CONDITION

Total assets as of June 30, 2003 were $173.5 million compared to $188.3 million as of December 31, 2002. Assets of the Company decreased approximately $14.8 million during the first two quarters of 2003 as compared to an increase of approximately $16.6 million during the first two quarters of 2002. The decrease in the first two quarters of 2003 is due primarily to a decrease in cash and cash equivalents resulting from the maturity of brokered deposits.

Securities available for sale decreased to $4.0 million at June 30, 2003 from $5 million at December 31, 2002. This decrease is due primarily to pay-downs on mortgage-backed securities in the ordinary course of business as well as the maturity of a $150,000 agency security in June 2003.

Net loans decreased to $143.1 million at June 30, 2003 from $145.6 million at December 31, 2002. This decrease is due primarily to the decline in loan demand as a result of a respective decline in the overall economy. The following table presents major classifications of loans at June 30, 2003:

                                                                  % of
                                                                  Total
                                                Total             Loan
                                                Loans           Portfolio
                                                -----           ---------
     Commercial                              $9,641,124           6.64%
     SBA - unguaranteed                      19,361,739          13.33%
     Real estate - mortgage                  84,298,645          58.06%
     Real estate - construction              22,469,561          15.47%
     Installment and other consumer           9,433,012           6.50%
                                              ---------          -----
       Total loans                          145,204,081         100.00%
       Less: allowance for loan losses       (2,084,961)
                                            -----------
       Total net loans                     $143,119,120
                                            ===========


Approximately 58% of the Bank's loan portfolio consists of first mortgage loans on commercial real estate for owner-occupied or investment real estate. Almost all conventional first mortgage loans originated by the Bank have a loan-to-value ratio that does not exceed 85% with a maximum amortization of 25 years and call provisions every three to five years. Commercial mortgage lending risks include fraud, general real estate market fluctuations, inaccurate appraisals, interest rate fluctuations and financial deterioration of a borrower.

Total deposits were $148.3 million at June 30, 2003 compared to $164.9 million at December 31, 2002. As of June 30, 2003, interest-bearing deposits and noninterest-bearing deposits were $127.4 million and $20.9 million, respectively. As of December 31, 2002, interest-bearing deposits and non-interest-bearing deposits were $143.5 million and $21.4 million, respectively. The decrease in interest-bearing deposits during the first two quarters of 2003 is primarily attributable to the maturity of brokered deposits.

In June 2002 the Company received $9 million in proceeds from trust preferred securities that were used to reduce the Company's debt by approximately $3.3 million. The remaining proceeds will be used for other purposes deemed necessary by the Board of Directors and Management. The trust preferred securities have a positive effect on consolidated capital ratios and qualify as Tier 1 capital subject to the limitations under Federal Reserve Board guidelines. Of the $9 million in trust preferred securities, $3,416,166 qualifies as Tier 1 capital and the remaining $5,583,834 of trust preferred securities qualifies as Tier 2 capital.

The allowance for loan losses had a balance of $2,084,961 at June 30, 2003, representing 1.44% of loans. At June 30, 2003, management determined that five loans required specific reserves totaling $129,382. On a quarterly basis, management prepares an analysis of the Allowance for Loan and Lease Losses. The analysis considers, among other things, all criticized and classified assets, loans tested for impairment, industry concentrations, and three-year average historical net losses. Based on the analysis as of June 30, 2003, management determined the allowance for loan losses was adequate to cover probable loan losses. The following table presents the activity in the allowance for the first two quarters of 2003.


                         FIRST CHEROKEE BANCSHARES, INC.
                    ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                  Balance, December 31, 2002                         $2,375,935

                  Chargeoffs                                           (294,854)

                  Recoveries                                              3,880

                  Provision for Loan Losses                                -
                                                                     ----------

                  Balance, June 30, 2003                             $2,084,961
                                                                      =========


There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. As indicated above, we maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Management's judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which it believes to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

At June 30, 2003, the Bank had twenty credit relationships classified as non-accrual totaling $4,440,101, most of which were secured by real estate, vehicles, equipment or inventory. The Bank's impaired loans consisted of those non-accrual loans that were either greater than 90 days delinquent as of June 30, 2003 or were classified as non-accrual by management because the collection of interest from the borrower was doubtful. Specific reserves totaling $129,382 were allocated to selected non-accrual loans considered to be impaired. Recognition of interest income on impaired loans is analyzed on a case-by-case basis. If interest income on the total non-accrual loans had been accrued that income would have approximated $178,857 as of June 30, 2003. Interest income on such loans, recorded only when received, was approximately $211,313 for the first two quarters of 2003. As of June 30, 2003, the Bank had six properties classified as other real estate owned, totaling $1,742,752. The ratio of loans past due 30 days or more to total loans was .93% at June 30, 2003 compared to ..95% at December 31, 2002. There were no loans past due 90 days or more and still accruing interest as of June 30, 2003 or December 31, 2002.

LIQUIDITY

Liquidity refers to the ability of the Company to meet its cash flow requirements and fund its commitments. The Company manages the levels, types, and maturities of earning assets in relation to the sources available to fund current and future needs to ensure that adequate funding will be available at all times.

The Company's primary sources of funds are increases in deposits, loan repayments, and sales and maturities of investments. Unpledged securities available-for-sale, which totaled $1,318,845 at June 30, 2003, serve as a ready source of liquidity. In addition, the Company is able to borrow funds to meet its commitments. At June 30, 2003, unused lines of credit totaled $18 million. Included in this total is a line of credit to borrow funds from the Federal Home Loan Bank up to 10% of the Bank's total assets, which provided us the ability to borrow up to $17.4 million as of June 30, 2003. As of June 30, 2003, we had borrowed $1.5 million on this line. The Company monitors its compliance with regulatory liquidity requirements and anticipates that funding requirements will be satisfactorily met.

CAPITAL RESOURCES

At June 30, 2003, consolidated stockholders' equity was $13,675,689 or 7.88% of total assets compared to $13,175,140 or 7.00% of total assets at December 31, 2002. The Company's common stock had a book value of $18.74 per share at June 30, 2003 compared to a book value of $18.17 per share at December 31, 2002. At the end of the first two quarters of 2003, the Company had approximately 450 stockholders of record.

The Bank and the Company are subject to the capital requirements of the OCC and the Board of Governors of the Federal Reserve System (the "FRB"), respectively. The OCC and FRB have adopted risk-based capital guidelines for all national banks and bank holding companies, respectively. To be "adequately capitalized," all national banks are expected to maintain a minimum ratio of total capital (after deductions) to risk-weighted assets of 8% (of which at least 4% must consist of Tier 1 Capital, which is essentially common shareholders' equity less intangible assets).

The following table sets forth information with respect to the risk-based and leverage ratios for the Company and Bank at June 30, 2003 and 2002 compared to minimum ratios required by regulation.

                                                                                                          To Be Well
                                                                                                      Capitalized Under
                                                                                  For Capital         Prompt Corrective
                                                               Actual          Adequacy Purposes      Action Provisions
                                                               ------          -----------------      -----------------
                                                         Amount      Ratio     Amount       Ratio     Amount      Ratio
                                                         ------      -----     ------       -----     ------      -----

        As of June 30, 2003:                                                              (dollars in thousands)
        Total Capital (to Risk-Weighted Assets)
             Consolidated                                $24,528     16.48%    $11,905       8.00%       N/A        N/A
             Bank                                        $19,062     12.84%    $11,876       8.00%   $14,844      10.00%
        Tier 1 Capital (to Risk-Weighted Assets)
              Consolidated                               $17,081     11.48%     $5,953       4.00%       N/A        N/A
              Bank                                       $17,204     11.59%     $5,938       4.00%    $8,907       6.00%
        Tier 1 Capital (to Average Assets)
              Consolidated                               $17,081      9.82%     $6,958       4.00%       N/A        N/A
              Bank                                       $17,204      9.91%     $6,943       4.00%    $8,679       5.00%

        As of June 30, 2002:
        Total Capital (to Risk-Weighted Assets)
              Consolidated                               $23,849     15.32%    $12,451       8.00%       N/A        N/A
              Bank                                       $18,009     11.57%    $12,343       8.00%   $15,429      10.00%
        Tier 1 Capital (to Risk-Weighted Assets)
              Consolidated                               $16,128     10.36%     $6,225       4.00%       N/A        N/A
              Bank                                       $16,064     10.32%     $6,172       4.00%    $9,257       6.00%
        Tier 1 Capital (to Average Assets)
              Consolidated                               $16,128      8.50%     $7,586       4.00%       N/A        N/A
              Bank                                       $16,064      8.47%     $7,586       4.00%    $9,483       5.00%


RESULTS OF OPERATIONS

The Company recognized earnings of $396,948 for the first two quarters of 2003. In comparison, net earnings for the first two quarters of 2002 were $282,764. The increase in net earnings is primarily attributable to decreased losses in 2003 on the sale of other real estate owned which are included in other operating expense. The increase was partially offset by a decrease in the amount of gains on the sales of loans in 2003.

Net interest income for the first six months of 2003 was $3,734,518 as compared to $3,676,865 for the first six months of 2002. The average yield on earning assets for the first six months of 2003 decreased to 6.71% as compared to 7.14% for the first six months of 2002. The decrease in yield was primarily due to the decrease in the interest rates as well as maturities of higher rate loans in the loan portfolio. Partially offsetting these factors was an adjustment recorded in the second quarter of 2003 to increase interest income on loans by $183,000. In December 2002, the OCC mandated the Bank reverse $183,000 of interest income on two loans due to the OCC's perceived doubt as to the collectibility of the remaining book balances. The Company complied with the OCC mandate and excluded the $183,000 from interest income in its December 31, 2002 financial statements. In June 2003, the OCC performed a re-examination of these credits and determined the interest income should now be recognized. As a result, $183,000 was added to interest and fees on loans in the second quarter of 2003 which increased net earnings after taxes $117,000. The average cost of funds on interest-bearing liabilities decreased for the first six months of 2003 to 2.64% as compared to 3.85% for the first six months of 2002. The decrease is primarily due to decreased rates in the Bank's marketplace as well as the decrease of brokered deposits in 2003. Consequently, the net interest spread for the first six months of 2003 and 2002 was 4.07% and 3.29%, respectively.

Total non-interest or other income for the first six months of 2003 was $882,237 compared to $1,046,740 for the first six months of 2002. The decrease is primarily attributable to gains on the sales of loans in 2002. The Company did not sell any loans during the first six months of 2003.

Total non-interest or other expense for the first six months of 2003 was $3,996,807 compared to $4,281,841 for the first six months of 2002. Total salaries and employee benefits expense declined from $2.0 million for the first six months of 2002 to $1.9 million for the first six months of 2003. The decrease is primarily attributable to a decrease in the number of full-time equivalent employees from 77 at June 30, 2002 to 73 at June 30, 2003. Losses on the sale of other real estate owned declined from approximately $334,000 for the first six months of 2002 to approximately $110,000 for the first six months of 2003.

FORMAL AGREEMENT WITH OCC TERMINATED

On August 13, 2003, the formal agreement dated July 22, 2002 between the Bank's Board of Directors and the OCC regarding the administration and operation of the Bank was terminated. We believe the termination of the formal agreement is an important step forward for the Bank and indicates the OCC's determination that the Bank had substantially satisfied and was in substantial compliance with the specific terms of the formal agreement as of the effective date of its termination.

ITEM 3.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

PART II - OTHER INFORMATION

         Item 1. Legal Proceedings - None

         Item 2. Changes in Securities and Use of Proceeds
(a)      None
(b)      None
(c)      None
(d)      None

         Item 3. Defaults Upon Senior Securities - None

         Item 4. Submission of Matters to a Vote of Security Holders

                  An Annual Shareholders Meeting was held on May 1, 2003. All of the thirteen incumbent directors were elected to serve one-year terms until the annual meeting of shareholders in 2004. The following table sets forth the number of votes cast for and withheld with respect to each nominated Director. There were no abstentions or broker non-votes.

         Name of Nominee                    Votes for            Votes Withheld
         ---------------                    ---------            --------------
         Alan D. Bobo                        504,395                  2,700
         Elwin K. Bobo                       504,395                  2,700
         Michael A. Edwards                  504,395                  2,700
         J. Stanley Fitts                    504,395                  2,700
         Russell L. Flynn                    504,395                  2,700
         Carl C. Hames, Jr.                  503,745                  3,350
         C. Garry Haygood                    504,395                  2,700
         Thomas D. Hopkins                   504,395                  2,700
         Bobby R. Hubbard                    504,395                  2,700
         R.O. Kononen, Jr.                   503,745                  3,350
         Dennis M. Lord                      504,395                  2,700
         Larry R. Lusk                       504,395                  2,700
         Dr. Stuart R. Tasman                504,395                  2,700

         Pursuant to Rule 14a-4 (c) (1) promulgated under the Securities Exchange Act of 1934, as amended, shareholders desiring to present a proposal for consideration at the Company's 2004 Annual Meeting of Shareholders must notify the Company in writing at its principal office at 9860 Highway 92, Woodstock, GA 30188, of the contents of such proposal no later than December 1, 2003. Failure to timely submit such a proposal will enable the proxies appointed by management to exercise their discretionary voting authority when the proposal is raised at the Annual Meeting of Shareholders without any discussion of the matter in the proxy statement.

         Item 5. Other Information - None

         Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits

          Exhibit
          Number                   Description
          ------                   -----------

          3.1(1)        Articles of Incorporation
          3.2(2)        Bylaws, as amended through March 29,1994
          4.1           Instruments defining the rights of security holders
                        (see Exhibits 3.1 and 3.2)
          10.1(3)       Employment Agreement (Carl C. Hames, Jr.) dated
                        May 11, 2000
          10.2(4)       First Cherokee Bancshares, Inc. 2000 Stock Option Plan
          10.3(1)       Agreement for Lease/Purchase of Real Property for Bank
                        Premises
          10.4(1)(5)    Form of Key Employee Stock Option Plan
          10.5(5)(6)    Form of Incentive Stock Option Certificate to Purchase
                        Stock of First Cherokee Bancshares, Inc., issued under
                        the Key Employee Stock Option Plan effective
                        October 13, 1988
          10.6(5)(6)    Form of Directors' Non-Qualified Stock Option Agreement
          10.7a(7)      Form of Executive Supplemental Retirement Plan
          10.7b(7)      Form of First Amendment to Life Insurance Endorsement
                        Method Split Dollar Plan Agreement
          10.7c(7)      Form of Director Indexed Fee Continuation Program
          10.7d(7)      Form of First Amendment to Flexible Premium Life
                        Insurance Endorsement Method Split Dollar Plan Agreement
          21.1(7)       Subsidiaries of First Cherokee Bancshares, Inc.
          31. 1         Certification pursuant to Rule 13a-14 under the
                        Securities Exchange Act of 1934, as amended.
          32.1          Certification pursuant to 18 U.S.C. Section 1350 as
                        adopted pursuant to Section 906 of the Sarbanes-Oxley
                        Act of 2002.
 ------------------------


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

         (b) The Company has not filed any reports on Form 8-K during the quarter ended June 30, 2003.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         FIRST CHEROKEE BANCSHARES, INC.
         (Registrant)

DATE: August 14, 2003                                BY:  /s/Carl C. Hames, Jr.
      ---------------                                    ----------------------
                                                             Carl C. Hames, Jr.
                                                      President & CEO/Principal
                                                              Executive Officer

DATE: August 14, 2003                                BY:   /s/Kitty A. Kendrick
      ---------------                                    ----------------------
                                                              Kitty A. Kendrick
                                                       Chief Financial Officer/
                                     Principal Financial and Accounting Officer

Exhibit 31.1
                             CHIEF EXECUTIVE OFFICER
                                  CERTIFICATION


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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

         c. disclosed in this report any change in the registrant's internal controls over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal controls over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date:  August 14, 2003
       ---------------


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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

         c. disclosed in this report any change in the registrant's internal controls over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal controls over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date:  August 14, 2003
       ---------------



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

Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of the Company on Form 10-QSB for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Carl C. Hames, Jr., President and Chief Executive Officer of the Company, and Kitty A. Kendrick, Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The information contained in the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

This 14th day of August, 2003.


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