Form 10QSB
period 2003-09-30
FIRST CHEROKEE BANCSHARES INC
filed 2003-11-12
CIK 841545

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
           _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

_X_ Yes   ___No


The number of shares outstanding of registrant's common stock par value $1.00 per share at October 31, 2003 was 729,574 shares.

Traditional Small Business Disclosure Format (check one): ___ Yes    _X_  No

                                      Index
                                      -----


                                                                        Page No.
                                                                        --------
Part I.  Financial Information

         Consolidated Financial Statements
         Consolidated Balance Sheet (unaudited) at September 30, 2003          3

         Consolidated Statements of Earnings (unaudited)
         for the nine months ended September 30, 2003 and 2002                 4

         Consolidated Statements of Earnings (unaudited)
         for the three months ended September 30, 2003 and 2002                5

         Consolidated Statements of Comprehensive Income (unaudited)
         for the nine months ended September 30, 2003 and 2002                 6

         Consolidated Statements of Comprehensive Income (unaudited)
         for the three months ended September 30, 2003 and 2002                7

         Consolidated Statements of Cash Flows (unaudited)
         for the nine months ended September 30, 2003 and 2002             8 - 9

         Notes to Consolidated Financial Statements (unaudited)          10 - 13

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       14 - 23

Item 3.  Controls and Procedures                                              24

Part II. Other Information

Item 1.  Legal Proceedings                                                    25

Item 2.  Changes in Securities and Use of Proceeds                            25

Item 3.  Defaults Upon Senior Securities                                      25

Item 4.  Submission of Matters to a Vote of Security Holders                  25

Item 5.  Other Information                                                    25

Item 6.  Exhibits and Reports on Form 8-K                                25 - 26

Signatures                                                                    27

                         First Cherokee Bancshares, Inc.
                           Consolidated Balance Sheet
                               September 30, 2003
                                   (Unaudited)


                                     Assets
                                     ------

Cash and due from banks, including $2,569,657
    bearing interest                                                 $7,290,785
Federal funds sold                                                      990,000
                                                                        -------
          Cash and cash equivalents                                   8,280,785

Investment securities available for sale,
     at fair value                                                    4,905,789
Other investments                                                       793,500
Loans, less allowance for loan losses
     of $2,088,941                                                  145,316,745
Premises and equipment, net                                           4,852,782
Accrued interest receivable and other assets                         10,648,186
                                                                     ----------

                  Total assets                                     $174,797,787
                                                                    ===========

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Liabilities:
      Deposits:
          Interest-bearing deposits                                $123,946,140
          Noninterest-bearing deposits                               23,017,527
                                                                     ----------
          Total deposits                                            146,963,667

     Trust preferred securities                                       9,000,000
     Note payable and other borrowings                                4,000,000
     Accrued interest payable and other liabilities                   1,129,796
                                                                      ---------
          Total liabilities                                         161,093,463


Stockholders' equity:
    Common stock, $1 par value, 10,000,000 shares authorized,
       775,325 shares issued, 729,405 shares outstanding                775,325
    Additional paid-in capital                                        6,914,768
    Retained earnings                                                 7,012,451
    Treasury stock (45,920 shares acquired at cost)                    (984,145)
    Accumulated other comprehensive income, net of tax                  (14,075)
                                                                         ------
                 Total stockholders' equity                           13,704,324
                                                                      ----------

                 Total liabilities and stockholders' equity         $174,797,787
                                                                     ===========

See accompanying notes to consolidated financial statements.

                         First Cherokee Bancshares, Inc.
                       Consolidated Statements of Earnings
                     For the nine months ended September 30,
                                   (Unaudited)

                                                           2003          2002
                                                           ----          ----
Interest income:
    Interest and fees on loans                         $8,086,894     9,376,176
    Interest on federal funds sold/overnight funds         59,312       216,804
    Interest and dividends on investments                 138,505       121,614
                                                          -------       -------
              Total interest income                     8,284,711     9,714,594


Interest expense:
    Interest on deposits                                2,430,171     4,049,570
    Interest on note payable and other borrowings         340,572       195,039
                                                          -------       -------
              Total interest expense                    2,770,743     4,244,609

              Net interest income                       5,513,968     5,469,985

Provision for loan losses                                    -         (250,000)
                                                         ---------      -------
              Net interest income after provision
                 for loan losses                        5,513,968     5,719,985

Other income:
    Service charges on deposit accounts and
      other income                                      1,393,472     1,285,573
    Gain on sales of loans, net                              -          199,630
                                                        ---------       -------
              Total other income                        1,393,472     1,485,203

Other expense:
    Salaries and employee benefits                      2,994,822     3,019,953
    Occupancy                                             731,357       747,193
    Other operating                                     2,471,969     2,498,452
                                                        ---------     ---------
              Total other expense                       6,198,148     6,265,598

              Earnings before income taxes                709,292       939,590

Income tax expense                                        255,000       338,000
                                                          -------       -------
              Net earnings                               $454,292       601,590
                                                          =======       =======

Basic earnings per share                                     $.62           .83
                                                              ===           ===
Diluted earnings per share                                   $.62           .82
                                                              ===           ===


See accompanying notes to consolidated financial statements.

                         First Cherokee Bancshares, Inc.
                       Consolidated Statements of Earnings
                    For the three months ended September 30,
                                   (Unaudited)

                                                           2003          2002
                                                           ----          ----
Interest income:
    Interest and fees on loans                         $2,521,523     3,005,622
    Interest on federal funds sold/overnight funds         15,126       113,616
    Interest and dividends on investments                  35,321        42,618
                                                           ------        ------
              Total interest income                     2,571,970     3,161,856


Interest expense:
    Interest on deposits                                  682,299     1,241,943
    Interest on note payable and other borrowings         110,221       126,793
                                                          -------       -------
              Total interest expense                      792,520     1,368,736

              Net interest income                       1,779,450     1,793,120

Provision for loan losses                                    -         (250,000)
                                                        ---------       -------

              Net interest income after provision
                for loan losses                         1,779,450     2,043,120

Other income:
    Service charges on deposit accounts and
      other income                                        511,235       436,993
    Gain on sales of loans, net                              -            1,470
                                                          -------         -----
              Total other income                          511,235       438,463

Other expense:
    Salaries and employee benefits                      1,069,567     1,000,216
    Occupancy                                             250,520       250,498
    Other operating                                       881,254       733,043
                                                          -------       -------
              Total other expense                       2,201,341     1,983,757

              Earnings before income taxes                 89,344       497,826

Income tax expense                                         32,000       179,000
                                                           ------       -------
              Net earnings                                $57,344       318,826
                                                          =======       =======

Basic earnings per share                                     $.08           .44
                                                             ====           ===
Diluted earnings per share                                   $.08           .43
                                                             ====           ===


See accompanying notes to consolidated financial statements.

                         First Cherokee Bancshares, Inc.
                 Consolidated Statements of Comprehensive Income
                     For the nine months ended September 30,
                                   (Unaudited)


                                                          2003           2002
                                                          ----           ----

Net earnings                                            $454,292        601,590
Other comprehensive income, net of tax:
     Unrealized (loss) gain on available for sale
        securities arising during the period, net
        of tax of ($8,884)and $2,979, respectively      (14,519)          4,869
                                                         -------          -----

Comprehensive income                                    $439,773        606,459
                                                         =======        =======


See accompanying notes to consolidated financial statements.

                         First Cherokee Bancshares, Inc.
                 Consolidated Statements of Comprehensive Income
                    For the three months ended September 30,
                                   (Unaudited)


                                                          2003           2002
                                                          ----           ----

Net earnings                                             $57,344        318,826
Other comprehensive income, net of tax:
     Unrealized (loss) on available for sale
        securities arising during the period, net
        of tax of ($15,358)and ($1,306), respectively    (25,100)        (2,135)
                                                          ------          -----

Comprehensive income                                     $32,244        316,691
                                                          ======        =======


See accompanying notes to consolidated financial statements.

                         First Cherokee Bancshares, Inc.
                      Consolidated Statements of Cash Flows
                     For the nine months ended September 30,
                                   (Unaudited)


                                                          2003            2002
                                                          ----            ----
Cash flows from operating activities:
    Net earnings                                       $454,292         601,590
    Adjustments to reconcile net earnings to net
      cash (used) provided by operating activities:
          Depreciation, amortization and accretion      479,193         469,761
          Provision for loan losses                        -           (250,000)
          Gain on sales of loans, net                      -           (199,630)
          Loss on sales of other real estate and
            repossessions                                94,648         334,330
          Write-down of other real estate                97,338            -
       Change in:
          Accrued interest receivable and
            other assets                             (1,458,943)        121,663
          Accrued interest payable and other
            liabilities                                (112,468)       (133,120)
                                                        -------         -------
                 Net cash (used) provided by
                    operating activities               (445,940)        944,594


Cash flows from investing activities:
    Proceeds from maturities, calls and paydowns of
       securities available for sale                  1,558,055         154,587
    Purchases of securities available for sale       (1,500,000)     (4,469,396)
    Purchases of other investments                         -            (42,000)
    Proceeds from sale of other investments             191,900            -
    Proceeds from sale of loans                            -          3,222,743
    Net change in loans                                (429,036)      5,735,519
    Purchase of cash surrender value life insurance       -            (657,000)
    Purchases of premises and equipment                (444,379)       (477,305)
    Proceeds from sales of other real estate and
       repossessions                                  2,934,800         530,331
    Improvements to other real estate and
       repossessions                                   (316,380)        (30,310)
                                                        -------          ------
                 Net cash provided by investing
                    activities                        1,994,960       3,967,169


Cash flows from financing activities:
    Net change in deposits                          (17,906,737)      3,707,639
    Proceeds from FHLB advances                       4,000,000            -
    Proceeds from exercise of stock options                -             10,000
    Proceeds from sales of treasury stock               127,820         132,542
    Purchase of treasury stock                          (38,409)        (83,021)
    Repayment of note payable                              -         (1,863,259)
    Proceeds from issuance of trust preferred
       securities                                          -          9,000,000
    Transaction costs associated with trust
       preferred securities                                -           (241,012)
                                                     ----------         -------
                 Net cash (used) provided by
                    financing activities            (13,817,326)     10,662,889

Net change in cash and cash equivalents             (12,268,306)     15,574,652

Beginning cash and cash equivalents                  20,549,091       9,747,493
                                                     ----------       ---------
Ending cash and cash equivalents                     $8,280,785      25,322,145
                                                     ==========      ==========

                         First Cherokee Bancshares, Inc.
                Consolidated Statements of Cash Flows, continued
                     For the nine months ended September 30,
                                   (Unaudited)


Supplemental disclosure of cash flow information:
Cash paid during the year for:
       Interest                                      $2,825,360       4,327,620
       Income taxes, net of refunds received           $287,000         137,500
Noncash investing and financing activities:
       Change in accumulated other comprehensive
          income, net of tax                           $(14,519)          4,869
       Transfer of loans to other real estate and
          repossessions                                $682,951       3,062,919
       Financed sales of other real estate and
          repossessions                                $   -         (1,849,239)

See accompanying notes to consolidated financial statements.

                         FIRST CHEROKEE BANCSHARES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 2003

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

Many of the Company's assets and liabilities are recorded using various valuation techniques that require significant judgment as to recoverability. The collectibility of loans is reflected through the Company's estimate of the allowance for loan losses. The Company performs periodic detailed reviews of its loan portfolio in order to assess the adequacy of the allowance for loan losses in light of anticipated risks and loan losses. In addition, the Company makes certain estimates regarding the valuation of its Small Business Administration loan servicing assets and related interest only strips.

The accompanying unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the Company's financial position as of September 30, 2003, and the results of its operations and its cash flows for the nine-month period then ended. All such adjustments are normal and recurring in nature. The financial statements included herein should be read in conjunction with the consolidated financial statements and the related notes and the report of independent accountants included in the Company's 2002 Annual Report on Form 10-KSB.

NOTE (2) - NET EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The average market price during the period is used to compute equivalent shares.

Reconciliations of the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share" for the periods ended September 30, 2003 and September 30, 2002 are as follows:



                  For the nine months ended September 30, 2003


                                                    Weighted
                                                     Average
                                          Net        Common      Per Share
                                        Earnings     Shares        Amount
                                        --------     ------        ------

      Basic earnings per share          $454,292     728,965       $ .62

      Effect of dilutive securities:
           Stock options                    -          8,762
                                         -------       -----

      Diluted earnings per share        $454,292     737,727       $ .62
                                         =======     =======         ===



                  For the nine months ended September 30, 2002


                                                    Weighted
                                                     Average
                                          Net        Common      Per Share
                                        Earnings     Shares        Amount
                                        --------     ------        ------

      Basic earnings per share          $601,590     725,587       $ .83

      Effect of dilutive securities:
           Stock options                               8,865
                                         -------       -----

      Diluted earnings per share        $601,590     734,452       $ .82
                                         =======     =======         ===



                 For the three months ended September 30, 2003



                                                     Weighted
                                                      Average
                                          Net         Common     Per Share
                                        Earnings      Shares       Amount
                                        --------      ------       ------

      Basic earnings per share           $57,344     729,738        $.08

      Effect of dilutive securities:
           Stock options                               9,445
                                         -------       -----


      Diluted earnings per share         $57,344     739,183       $ .08
                                          ======     =======         ===



                 For the three months ended September 30, 2002

                                                     Weighted
                                                      Average
                                           Net        Common     Per Share
                                         Earnings     Shares       Amount
                                         --------     ------       ------

      Basic earnings per share          $318,826     726,217       $ .44

      Effect of dilutive securities:
           Stock options                               8,661
                                         -------       -----


      Diluted earnings per share        $318,826     734,878       $ .43
                                         =======     =======         ===

STOCK OPTIONS

As allowed under GAAP no compensation cost has been recognized for either of the option plans. Had compensation cost for director and employee options been determined based upon the fair value of the options at the grant dates, the Company's net earnings and net earnings per share would have been reduced to the proforma amounts indicated below.


                     For the nine months ended September 30,

                                                         2003            2002
                                                         ----            ----
      Net earnings                      As reported    $454,292         601,590

      Effect of grants, net of tax                       (7,072)        (11,415)
                                                          -----          ------

      Net earnings                      Proforma       $447,220         590,175

      Basic earnings per share          As reported        $.62             .83
                                        Proforma           $.61             .81
      Diluted earnings per share        As reported        $.62             .82
                                        Proforma           $.61             .80



                    For the three months ended September 30,

                                                         2003            2002
                                                         ----            ----
      Net earnings                       As reported    $57,344         318,826

      Effect of grants, net of tax                       (3,327)         (3,805)
                                                          -----           -----

      Net earnings                       Proforma       $54,017         315,021

      Basic earnings per share           As reported       $.08             .44
                                         Proforma          $.07             .43
      Diluted earnings per share         As reported       $.08             .43
                                         Proforma          $.07             .43

The fair value of each option is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for the grant in July 2003: volatility of 0.6539, no dividend yield, a risk-free interest rate of 4.5%, and an expected life of 10 years.

NOTE (3) - CURRENT DEVELOPMENTS

On September 12, 2003 the Bank applied to the Georgia Department of Banking and Finance to convert its charter to a Georgia state charter. Upon the effective time of the charter conversion, First National Bank of Cherokee will change its name to "First Cherokee State Bank." The charter conversion is expected to be effective in the fourth quarter of 2003. We do not anticipate that the charter conversion will have any material effect on the business operations of the Company or the Bank. Upon the effective time of the Bank's charter conversion, CNT will change its name to "CNT Wealth Management." We do not expect the Bank's charter conversion to have any other effect on the business operations of CNT.

On September 17, 2003, the board of directors of the Company unanimously approved an Agreement and Plan of Reorganization which provides for the reorganization of First Cherokee Bancshares, Inc. into a Subchapter S-Corporation through the merger of First Cherokee Interim Corp. ("Interim") with and into First Cherokee Bancshares, Inc. We plan to hold a special meeting of shareholders in December 2003 for the purpose of voting on approval of the reorganization plan. Pursuant to the reorganization plan, which is listed as an exhibit to this Form 10-QSB, Interim will merge with and into First Cherokee Bancshares, Inc. and First Cherokee Bancshares, Inc. will be the surviving corporation and will elect to be taxed as an S-Corporation after the reorganization. Interim is a new Georgia corporation and wholly-owned subsidiary of First Cherokee Bancshares, Inc. that was formed solely to facilitate the reorganization. Interim will have no business operations.

Because the number of shareholders of an S-Corporation is limited to 75 beneficial owners, the reorganization plan is designed to substantially reduce the number of the Company's shareholders. As a result of the reorganization, we estimate that approximately 257,704 shares of our outstanding common stock, which are held by approximately 415 shareholders, will be converted to cash at a price of $23.60 per share, or an aggregate of $6,081,814. We plan to fund the reorganization and pay for the total cost of the reorganization with approximately $4,614,314 in existing working capital and $1,600,000 in proceeds from a line of credit. We estimate that professional fees and other expenses related to the transaction will total approximately $132,500. We do not expect that the net payment to shareholders receiving cash in the reorganization and the payment of expenses will have any material adverse effect on the Company's capital adequacy, liquidity, results of operations or cash flow.

It is expected that the effective time of the reorganization will be on or before December 31, 2003. Since the directors and executive officers of the Company, directly or indirectly, own 53.1% of the outstanding shares and they have committed to vote these shares in favor of the reorganization plan, approval of the reorganization is assured.

The primary purpose of the reorganization plan is to promote more efficient capital utilization and enhance shareholder value by reducing the combined taxes paid by the Company and its shareholders under Subchapter S of the Internal Revenue Code. The reorganization plan is also designed to decrease the administrative expense incurred in servicing a large number of shareholders who own relatively small numbers of shares. Additionally, the reorganization plan is designed to enable the Company to terminate the registration of its common stock under Section 12(g) of the Securities Exchange Act of 1934, which will result in the elimination of the expenses related to its disclosure and reporting requirements under the Securities Exchange Act.

As an S-Corporation, the Company will pass through its taxable income to remaining shareholders for taxation at their personal rates, thus allowing the Company to avoid paying corporate income tax. As a result, the Company will be able to generate a higher level of net income and, consequently, a higher return to its shareholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003.

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

CURRENT DEVELOPMENTS

On September 12, 2003 the Bank applied to the Georgia Department of Banking and Finance to convert its charter to a Georgia state charter. Upon the effective time of the charter conversion, First National Bank of Cherokee will change its name to "First Cherokee State Bank." The charter conversion is expected to be effective in the fourth quarter of 2003. We do not anticipate that the charter conversion will have any material effect on the business operations of the Company or the Bank. Upon the effective time of the Bank's charter conversion, CNT will change its name to "CNT Wealth Management." We do not expect the Bank's charter conversion to have any other effect on the business operations of CNT.

On September 17, 2003, the board of directors of the Company unanimously approved an Agreement and Plan of Reorganization which provides for the reorganization of First Cherokee Bancshares, Inc. into a Subchapter S-Corporation through the merger of First Cherokee Interim Corp. ("Interim") with and into First Cherokee Bancshares, Inc. We plan to hold a special meeting of shareholders in December 2003 for the purpose of voting on approval of the reorganization plan. Pursuant to the reorganization plan, which is listed as an exhibit to this Form 10-QSB, Interim will merge with and into First Cherokee Bancshares, Inc. and First Cherokee Bancshares, Inc. will be the surviving corporation and will elect to be taxed as an S-Corporation after the reorganization. Interim is a new Georgia corporation and wholly-owned subsidiary of First Cherokee Bancshares, Inc. that was formed solely to facilitate the reorganization. Interim will have no business operations.

Because the number of shareholders of an S-Corporation is limited to 75 beneficial owners, the reorganization plan is designed to substantially reduce the number of the Company's shareholders. As a result of the reorganization, we estimate that approximately 257,704 shares of our outstanding common stock, which are held by approximately 415 shareholders, will be converted to cash at a price of $23.60 per share, or an aggregate of $6,081,814. We plan to fund the reorganization and pay for the total cost of the reorganization with approximately $4,614,314 in existing working capital and $1,600,000 in proceeds from a line of credit. We estimate that professional fees and other expenses related to the transaction will total approximately $132,500. We do not expect that the net payment to shareholders receiving cash in the reorganization and the payment of expenses will have any material adverse effect on the Company's capital adequacy, liquidity, results of operations or cash flow.

It is expected that the effective time of the reorganization will be on or before December 31, 2003. Since the directors and executive officers of the Company, directly or indirectly, own 53.1% of the outstanding shares and they have committed to vote these shares in favor of the reorganization plan, approval of the reorganization is assured.

The primary purpose of the reorganization plan is to promote more efficient capital utilization and enhance shareholder value by reducing the combined taxes paid by the Company and its shareholders under Subchapter S of the Internal Revenue Code. The reorganization plan is also designed to decrease the administrative expense incurred in servicing a large number of shareholders who own relatively small numbers of shares. Additionally, the reorganization plan is designed to enable the Company to terminate the registration of its common stock under Section 12(g) of the Securities Exchange Act of 1934, which will result in the elimination of the expenses related to its disclosure and reporting requirements under the Securities Exchange Act.

As an S-Corporation, the Company will pass through its taxable income to remaining shareholders for taxation at their personal rates, thus allowing the Company to avoid paying corporate income tax. As a result, the Company will be able to generate a higher level of net income and, consequently, a higher return to its shareholders.

FINANCIAL CONDITION

Total assets as of September 30, 2003 were $174.8 million compared to $188.3 million as of December 31, 2002. Assets of the Company decreased approximately $13.5 million during the first nine months of 2003 as compared to an increase of approximately $11.3 million during the first nine months of 2002. The decrease in the first nine months of 2003 was due primarily to a decrease in cash and cash equivalents of $12.3 million resulting from the maturity of brokered deposits of $20.1 million.

Securities available for sale were $4.9 million at September 30, 2003 compared to $5.0 million at December 31, 2002. During the first nine months of 2003, available for sale securities decreased primarily due to pay-downs of $1.4 million on mortgage-backed securities in the ordinary course of business as well as the maturity of a $150,000 agency security in June 2003. These decreases were partially offset by the purchase of a $1.5 million subordinated step-up note investment in September 2003.

Net loans were $145.3 million at September 30, 2003 compared to $145.6 million at December 31, 2002. The following table presents major classifications of loans at September 30, 2003:

                                                                         % of
                                                                         Total
                                                         Total            Loan
                                                         Loans         Portfolio
                                                         -----         ---------
                Commercial                             $9,220,687        6.26%
                SBA - unguaranteed                     19,080,349       12.94%
                Real estate - mortgage                 83,890,544       56.91%
                Real estate - construction             25,439,443       17.26%
                Installment and other consumer          9,774,662        6.63%
                                                        ---------        -----
                     Total loans                      147,405,686      100.00%
                     Less: allowance for loan losses   (2,088,941)
                                                        ---------
                     Total net loans                 $145,316,745
                                                      ===========


Approximately 57% of the Bank's loan portfolio consists of first mortgage loans on commercial real estate for owner-occupied or investment real estate. Almost all conventional first mortgage loans originated by the Bank have a loan-to-value ratio that does not exceed 85% with a maximum amortization of 25 years and call provisions every three to five years. Commercial mortgage lending risks include fraud, general real estate market fluctuations, inaccurate appraisals, interest rate fluctuations and financial deterioration of a borrower.

Total deposits decreased to $147.0 million at September 30, 2003 compared to $164.9 million at December 31, 2002. As of September 30, 2003, interest-bearing deposits and noninterest-bearing deposits were $123.9 million and $23.0 million, respectively. As of December 31, 2002, interest-bearing deposits and non-interest-bearing deposits were $143.5 million and $21.4 million, respectively. The decrease in interest-bearing deposits during the first nine months of 2003 is primarily attributable to the maturity of brokered deposits.

In June 2002 the Company received $9 million in proceeds from trust preferred securities that were used to reduce the Company's debt by approximately $3.3 million. The remaining proceeds will primarily be used to repurchase common stock in connection with the anticipated reorganization of the Company as a Subchapter S corporation. The reorganization of the Company as a Subchapter S corporation is expected to be completed by the end of 2003. The trust preferred securities have a positive effect on consolidated capital ratios and qualify as Tier 1 capital subject to the limitations under the Board of Governors of the Federal Reserve System ("Federal Reserve") guidelines. Of the $9 million in trust preferred securities, $3,429,600 qualifies as Tier 1 capital and the remaining $5,570,400 of trust preferred securities qualifies as Tier 2 capital in accordance with such guidelines.

The allowance for loan losses had a balance of $2,088,941 at September 30, 2003, representing 1.42% of loans. At September 30, 2003, management determined that three loans required specific reserves totaling $126,811. On a quarterly basis, management prepares an analysis of the allowance for loan losses. The analysis considers, among other things, all criticized and classified assets, loans tested for impairment, industry concentrations, and three-year average historical net losses. Based on the analysis as of September 30, 2003, management determined the allowance for loan losses was adequate to cover probable loan losses. The following table presents the activity in the allowance for the first nine months of 2003.



                         FIRST CHEROKEE BANCSHARES, INC.
                    ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                  Balance, December 31, 2002               $2,375,935

                  Chargeoffs                                 (307,272)

                  Recoveries                                   20,278

                  Provision for Loan Losses                      -
                                                            ---------

                  Balance, September 30, 2003              $2,088,941
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

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

At September 30, 2003, the Bank had thirteen credit relationships classified as non-accrual totaling $2,504,194, most of which were secured by real estate, vehicles, equipment or inventory. The Bank's impaired loans consisted of those non-accrual loans that were either greater than 90 days delinquent as of September 30, 2003 or were classified as non-accrual by management because the collection of interest from the borrower was doubtful. Specific reserves totaling $126,811 were allocated to selected non-accrual loans considered to be impaired. Recognition of interest income on impaired loans is analyzed on a case-by-case basis. Interest income on non-accrual loans, recorded only when received, was approximately $122,560 for the first nine months of 2003. If uncollected interest income on total non-accrual loans had been accrued, that income would have approximated $110,142 for the nine months ended September 30, 2003. The ratio of loans past due 30 days or more to total loans was .80% at September 30, 2003 compared to .95% at December 31, 2002. There were two loans past due 90 days or more and still accruing interest as of September 30, 2003 compared to zero at December 31, 2002. The two loans past due 90 days or more and still accruing interest were both in process of collection at September 30, 2003.

As of September 30, 2003, the Bank had seven properties classified as other real estate owned, totaling $1,456,569. The Bank foreclosed on four properties during 2003. In addition, four properties were sold during 2003, of which, two were sold for an aggregate gain of $36,610 and two were sold for an aggregate loss of $131,258. During 2003, total write-downs of other real estate owned amounted to $97,338.

LIQUIDITY

Liquidity refers to the ability of the Company to meet its cash flow requirements and fund its commitments. The Company manages the levels, types, and maturities of earning assets in relation to the sources available to fund current and future needs to ensure that adequate funding will be available at all times.

The Company's primary sources of funds are increases in deposits, loan repayments, and sales and maturities of investments. Securities available-for-sale, which totaled $4,905,789 at September 30, 2003, serve as a ready source of liquidity. In addition, the Company is able to borrow funds to meet its commitments. At September 30, 2003, the Company had lines of credit totaling $20,033,905. As of September 30, 2003, the Company had borrowed $4,000,000 from the line of credit with the Federal Home Loan Bank. The Company monitors its compliance with regulatory liquidity requirements and anticipates that funding requirements will be satisfactorily met.

CAPITAL RESOURCES

At September 30, 2003, consolidated stockholders' equity was $13,704,324 or 7.84% of total assets compared to $13,175,140 or 7.00% of total assets at December 31, 2002. The Company's common stock had a book value of $18.79 per share at September 30, 2003 compared to a book value of $18.17 per share at December 31, 2002. At the end of the first nine months of 2003, the Company had approximately 450 stockholders of record.

The Bank and the Company are subject to the capital requirements of the OCC and the Federal Reserve, respectively. The OCC and Federal Reserve have adopted risk-based capital guidelines for all national banks and bank holding companies, respectively. To be "adequately capitalized," all national banks are expected to maintain a minimum ratio of total capital (after deductions) to risk-weighted assets of 8% (of which at least 4% must consist of Tier 1 Capital, which is essentially common shareholders' equity less intangible assets).

The following table sets forth information with respect to the risk-based and leverage ratios for the Company and Bank at September 30, 2003 and 2002 compared to minimum ratios required by regulation.


                                                                                                         To Be Well
                                                                                                     Capitalized Under
                                                                                  For Capital        Prompt Corrective
                                                               Actual          Adequacy Purposes     Action Provisions
                                                               ------          -----------------     -----------------
                                                         Amount      Ratio     Amount       Ratio     Amount      Ratio
                                                         ------      -----     ------       -----     ------      -----
        As of September 30, 2003:                                             (dollars in thousands)
        Total Capital (to Risk-Weighted Assets)
             Consolidated                                $24,617     16.23%    $12,137       8.00%       N/A         N/A
             Bank                                        $19,307     12.75%    $12,110       8.00%   $15,138      10.00%
        Tier 1 Capital (to Risk-Weighted Assets)
              Consolidated                               $17,148     11.30%     $6,069       4.00%       N/A         N/A
              Bank                                       $17,413     11.50%     $6,055       4.00%    $9,083       6.00%
        Tier 1 Capital (to Average Assets)
              Consolidated                               $17,148      9.70%     $7,072       4.00%       N/A         N/A
              Bank                                       $17,413      9.87%     $7,058       4.00%    $8,823       5.00%

        As of September 30, 2002:
        Total Capital (to Risk-Weighted Assets)
              Consolidated                               $24,121     15.75%    $12,252       8.00%       N/A         N/A
              Bank                                       $18,397     12.12%    $12,139       8.00%   $15,174      10.00%
        Tier 1 Capital (to Risk-Weighted Assets)
              Consolidated                               $16,507     10.78%     $6,126       4.00%       N/A         N/A
              Bank                                       $16,499     10.87%     $6,069       4.00%    $9,104       6.00%
        Tier 1 Capital (to Average Assets)
              Consolidated                               $16,507      8.38%     $7,879       4.00%       N/A         N/A
              Bank                                       $16,499      8.62%     $7,652       4.00%    $9,565       5.00%

RESULTS OF OPERATIONS

The Company recognized earnings of $454,292 for the first nine months of 2003. In comparison, net earnings for the first nine months of 2002 were $601,590. The decrease in net earnings is primarily attributable to gains on the sales of loans of $199,630 in 2002 whereas there were no such sales in 2003. Interest and fees on loans as well as interest on federal funds sold and overnight funds decreased as a result of decreased volume and rates in the marketplace. These decreases were offset by a decline in interest on deposits as a result of decreased rates in the marketplace as well as the maturity of brokered deposits. There have been no provisions to the allowance for loan losses during 2003 based on monthly analysis that indicates adequate reserves to cover probable future losses. The decision to not make provisions to the allowance through September 30, 2003 was also based in part on the improved trends and ratios of problem assets. Based on an analysis of the allowance for loan losses as of September 30, 2002, management determined the allowance was larger than necessary to provide an appropriate and reasonable allowance for probable future losses on the Company's loan portfolio, and after consultation with and concurrence by their primary regulator, management reversed $250,000 from the allowance as of September 30, 2002.

Net interest income for the first nine months of 2003 was $5,513,968 as compared to $5,469,985 for the first nine months of 2002. The average yield on earning assets for the first nine months of 2003 decreased to 6.56% as compared to 7.12% for the first nine months of 2002. The decrease in yield was primarily due to the decrease in the interest rates as well as maturities of higher rate loans in the loan portfolio. Partially offsetting these factors was an adjustment recorded in the second quarter of 2003 to increase interest income on loans by $183,000. In December 2002, the OCC mandated the Bank reverse $183,000 of interest income on two loans due to the OCC's perceived doubt as to the collectibility of the remaining book balances. The Company complied with the OCC mandate and excluded the $183,000 from interest income in its December 31, 2002 financial statements. In June 2003, the OCC performed a re-examination of these credits and determined the interest income should now be recognized. As a result, $183,000 was added to interest and fees on loans in the second quarter of 2003 which increased net earnings after taxes $117,000. The average cost of funds on interest-bearing liabilities decreased for the first nine months of 2003 to 2.46% as compared to 3.65% for the first nine months of 2002. The decrease is primarily due to decreased rates in the Bank's marketplace as well as the decrease resulting from the maturity of brokered deposits in the first quarter of 2003. Consequently, the net interest spread for the first nine months of 2003 and 2002 was 4.10% and 3.47%, respectively.

Total non-interest or other income for the first nine months of 2003 was $1,393,472 compared to $1,485,203 for the first nine months of 2002. The decrease is primarily attributable to gains on the sales of loans in 2002. The Company did not sell any loans during the first nine months of 2003. Additionally, service charges on deposits and other income were up $107,899 due primarily to an increase of $125,011 in investment fee income arising from assets in custody with CNT.

Total non-interest or other expense for the first nine months of 2003 was $6,198,148 compared to $6,265,598 for the first nine months of 2002. There was a $25,131 decline in total salaries and employee benefits expense from the nine months ended September 30, 2002 compared to the nine months ended September 30, 2003. The decrease was primarily attributable to a decrease in the number of full-time equivalent employees through the second quarter of 2003. The number of employees increased during the third quarter of 2003 and caused a respective increase in total salaries and employee benefits.

Total occupancy expense was $731,357 for the first nine months of 2003 compared to $747,193 for the first nine months of 2002. The decline was primarily due to re-negotiated lease contracts as well as the purchase of previously leased equipment. These decreases were partially offset by an increase in rental expense.

Total other operating expense was $2,471,969 for the first nine months of 2003 compared to $2,498,452 for the first nine months of 2002. The decline was primarily attributable to a loss of $21,154 on the Company's investment in Elizabeth Station, LLC for the first nine months of 2003 as compared to no loss for 2002.

ITEM 3.  CONTROLS AND PROCEDURES


As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

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

         Item 4. Submission of Matters to a Vote of Security Holders - None

         Item 5. Other Information - None

         Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits

          Exhibit
          Number         Description
          ------         -----------

          2.1(1)         Plan of Reorganization Dated September 17, 2003 by and
                         between First Cherokee  Bancshares,  Inc. and First
                         Cherokee Interim Corp.
          3.1(2)         Articles of Incorporation
          3.2(3)         Bylaws, as amended through March 29,1994
          4.1            Instruments defining the rights of security holders
                         (see Exhibits 3.1 and 3.2)
          10.1(4)        Employment Agreement (Carl C. Hames, Jr.) dated May 11,
                         2000
          10.2(5)        First Cherokee Bancshares, Inc. 2000 Stock Option Plan
          10.3(2)        Agreement for Lease/Purchase of Real Property for Bank
                         Premises
          10.4(2)(6)     Form of Key Employee Stock Option Plan
          10.5(6)(7)     Form of Incentive Stock Option Certificate to Purchase
                         Stock of First Cherokee Bancshares, Inc., issued under
                         the Key Employee Stock Option Plan effective October
                         13, 1988
          10.6(6)(7)     Form of Directors' Non-Qualified Stock Option Agreement
          10.7a(8)       Form of Executive Supplemental Retirement Plan
          10.7b(8)       Form of First Amendment to Life Insurance Endorsement
                         Method Split Dollar Plan Agreement
          10.7c(8)       Form of Director Indexed Fee Continuation Program
          10.7d(8)       Form of First Amendment to Flexible Premium Life
                         Insurance Endorsement Method Split Dollar Plan
                         Agreement
          21.1(8)        Subsidiaries of First Cherokee Bancshares, Inc.
          31.1           Certification pursuant to Rule 13a-14 under the
                         Securities Exchange Act of 1934, as amended.
          32.1           Certification  pursuant  to 18  U.S.C.  Section  1350
                         as  adopted  pursuant  to  Section  906 of the
                         Sarbanes-Oxley Act of 2002.
 ------------------------

         (1) Incorporated herein by reference to Appendix A of First Cherokee Bancshares, Inc.'s Schedule 14A, as amended, filed on September 19, 2003.

         (2) Incorporated herein by reference to Exhibit of the same number in the Company's Registration Statement No. 33-25075-A.

         (3) Incorporated herein by reference to Exhibit of the same number in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994.

         (4) Incorporated herein by reference to Exhibit 10.7 of the Company's Form 10-QSB for the period ended June 30, 2000.

         (5) Incorporated herein by reference to Appendix A to the Company's Proxy Statement filed on March 30, 2000.

         (6) The indicated exhibits are management contracts or compensatory plans or arrangements required to be filed or incorporated by reference herein.

         (7) Incorporated herein by reference to Exhibit of the same number in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

         (8) Incorporated herein by reference to Exhibit of the same number in the Company's Report on Form 10-KSB for the year ended December 31, 2002.

(b) The Company has not filed any reports on Form 8-K during the quarter ended September 30, 2003.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         FIRST CHEROKEE BANCSHARES, INC.
            (Registrant)

DATE: November 12, 2003                               BY:  /s/Carl C. Hames, Jr.
      -----------------                                   ----------------------
                                                              Carl C. Hames, Jr.
                                                       President & CEO/Principal
                                                               Executive Officer

DATE: November 12, 2003                               BY:   /s/Kitty A. Kendrick
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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and we have:

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



Date:  November 12, 2003


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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and we have:

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



Date:  November 12, 2003



                                                        BY: /s/Kitty A. Kendrick
                                                        ------------------------
                                                               Kitty A. Kendrick
                                                        Chief Financial Officer/
                                      Principal Financial and Accounting Officer

Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of the Company on Form 10-QSB for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Carl C. Hames, Jr., President and Chief Executive Officer of the Company, and Kitty A. Kendrick, Chief Financial Officer of the Company, certify pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The information contained in the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

This 12th day of November, 2003.


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